Form 10-Q
period 1996-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1996-11-21
CIK 1020999

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549-1004


                                  FORM 10-Q

 X
---- QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996




                                      OR



---- TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to




                        Commission file number 0-21485




                   SUPERIOR CONSULTANT HOLDINGS CORPORATION

            (exact name of registrant as specified in its charter)




       STATE OF DELAWARE                                      38-3306717
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                           Identification No.)

4000 Town Center, Suite 1100 Southfield, Michigan                 48075
   (Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code (810) 386-8300



Indicate by check mark whether the registrant:
(1) has filed all reports required to be filed by Section 13 of the Securities
    Exchange Act of 1934 during the preceding 12 months, Yes  X  .  No    . and
                                                            ----      ----

(2) has been subject to such filing requirements for the past 90 days
    Yes     .  No  X  .
       ----      ----

As of November 15,1996, there were outstanding 7,559,735 shares of the issuer's $.01 par value common stock.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1996
                                     INDEX


PART I - FINANCIAL INFORMATION
PAGE

     Item 1.     Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 1996 and December           3
                 31, 1995 (unaudited)

                 Condensed Consolidated Statements of Operations for the three months and nine         4
                 months ended September 30, 1996 and 1995 (unaudited)

                 Condensed Consolidated Statements of Cash Flows for the nine months ended             5
                 September 30, 1996 and 1995 (unaudited)
                 Notes to Financial Statements                                                         6

     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of            8
                 Operations

PART II - OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K                                                     13

SIGNATURES                                                                                            14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                               ASSETS                         SEPTEMBER 30,        DECEMBER 31,
                                               ------
                                                                                  1996                 1995
                                                                                  ----                 ----
                          Current assets

                              Cash and cash equivalents                           $    95               $  455
                              Accounts receivable, net                              9,568                5,811
                              Prepaid expenses and other current assets               236                  154
                                                                                  -------               ------
                                  Total current assets                              9,899                6,420
                          Property and equipment, net                               1,543                  985
                                                                                  -------               ------
                                  Total Assets                                    $11,442               $7,405
                                                                                  =======               ======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                          Current liabilities
                              Lines of credit                                     $   845               $   50
                              Accounts payable                                      1,675                1,118
                              Accrued liabilities
                                  Payroll and withholding taxes                     1,097                1,736
                                  Commissions                                          20                  502
                                  Profit sharing                                    1,071                  482
                                  Bonuses                                           3,923                  281
                              Deferred revenue                                      1,121                  638
                              Note payable to stockholder                               5                  156
                              Income tax payable                                       95                    -
                                                                                  -------               ------
                                  Total current liabilities                         9,852                4,963
                          Deferred income taxes                                       107                  133
                          Deferred bonuses                                            593                  448

                          Stockholders' equity
                              Preferred stock; authorized, 1,000,000
                              shares of $.01 par value; no shares issued
                              or outstanding                                           --                   --

                              Common stock; authorized, 30,000,000 shares
                              of $.01 par value; issued and outstanding,
                              4,777,985 in 1996 and 1995                               48                   48

                              Additional paid-in capital                            1,214                1,036
                              Retained earnings                                       343                1,506
                              Stockholders' notes receivable                         (715)                (729)
                                                                                  -------               ------
                                  Total stockholders' equity                          890                1,861
                                                                                  -------               ------
                                  Total Liabilities and Stockholders' Equity      $11,442               $7,405
                                                                                  =======               ======



See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         ------------------              -----------------
                                                                         1996           1995            1996           1995
                                                                         ----           ----            ----           ----
                Revenues                                                 $ 8,955         $6,961         $25,502        $ 18,882
                Costs and expenses
                   Cost of services                                        4,388          3,088          12,585           8,640
                   Selling, general and administrative expenses            3,302          2,768           9,552           7,440
                   Executive compensation expense                          1,673            976           4,273           2,742
                                                                         -------         ------         -------        --------
                        Total costs and expenses                           9,363          6,832          26,410          18,822
                                                                         -------         ------         -------        --------
                        Earnings (loss) from operations                     (408)           129            (908)             60
                Interest expense                                              30              -              52               9
                Other income                                                 (15)             -             (43)            (30)
                                                                         --------        ------         -------        --------
                        Earnings (loss) before income taxes                 (423)           129            (917)             81
                Income taxes                                                  55             33              68             133
                                                                         -------         ------         -------        --------
                       Net earnings (loss)                               $  (478)        $   96         $  (985)       $    (52)
                                                                         =======         ======         =======        ========
                Pro forma earnings data
                   Earnings (loss) before income taxes, as reported      $  (423)        $  129         $  (917)            $81
                   Adjustment for executive compensation expense           1,408            711           3,478           1,948
                                                                         -------         ------         -------        --------
                   Pro forma earnings before income taxes                    985            840           2,561           2,029

                   Pro forma income tax expense                              390            335           1,015             886
                                                                         -------         ------         -------        --------
                   Pro forma net earnings                                   $595         $  505         $ 1,546        $  1,143
                                                                         =======         ======         =======        ========
                   Pro forma net earnings per share                      $  0.12         $ 0.10         $  0.32        $   0.25
                                                                         =======         ======         =======        ========
                   Pro forma weighted average number of common and
                   common equivalent shares outstanding                    4,824          4,824           4,824           4,536
                                                                         =======         ======         =======        ========





See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   1996                1995
                                                                                   ----                ----
                           Cash flows from operating activities:
                              Net loss                                          $  (985)            $   (52)
                              Adjustments to reconcile net loss to net cash
                                provided by (used in) operating activities

                                Depreciation                                        332                 237
                                Non-cash compensation                                 -                 225
                                Bad debt expense                                    110                  97

                                Deferred income taxes                               (27)                106
                                Changes in operating assets and liabilities:
                                  Accounts receivable                            (3,867)             (1,645)

                                  Prepaid expenses and other current
                                   assets                                           (82)                (19)
                                   Accounts payable                                 557                (155)
                                   Accrued liabilities                            3,256               1,931

                                   Deferred revenue                                 483                  47
                                   Income taxes payable                              95                  27
                                                                                -------            --------
                                     Net cash provided by (used in)
                                     operating activities                          (128)                799
                           Cash flows from investing activities:
                              Purchases of property and equipment                  (890)               (608)
                                                                                -------            --------
                                     Net cash used in investing activities         (890)               (608)
                           Cash flows from financing activities:
                              Proceeds from lines of credit, net                    795                   -

                              Proceeds from notes payable to stockholder              -                 200
                              Repayment of note payable to stockholder             (151)                  -
                              Principal payments on stockholders' notes
                                   receivable                                        14                   -
                                                                                -------            --------
                                   Net cash provided by financing activities        658                 200
                                                                                -------            --------
                           Net increase (decrease) in cash                         (360)                391
                           Cash and cash equivalents, beginning of period           455                 215
                                                                                -------            --------
                           Cash and cash equivalents, end of period             $    95             $   606
                                                                                =======            ========
                           Supplemental disclosure of cash flow
                           information:
                               Interest payments                                $    42             $     9
                               Income tax payments                                   12                  30




           See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the registration statement (No. 333-10213) on Form S-1 filed by the Company with the Securities and Exchange Commission on August 15, 1996, as amended.

NOTE 2 - PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENTS

         The following pro forma adjustments have been made to the historical results of operations to make the presentation more comparable in relation to future periods:

     (a) Elimination of executive compensation expense (including bonuses) in excess of the amount that would have been paid had the compensation limiting agreements, for the majority stockholder and two other executive officers, which became effective concurrent with the closing of the Company's initial public offering of common stock on October 16, 1996, been effective throughout such periods.

     (b) Computation of federal income taxes assuming effective tax rate of 40% for the three months ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996, and 43% for the nine months ended September 30, 1995, which would have been recorded had one of the Company's subsidiaries, Superior Consultant Company, Inc., been a C Corporation and after eliminating the executive compensation expense in (a).

NOTE 3 - PRO FORMA NET EARNINGS PER SHARE

     Pro forma net earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the respective periods, and includes the dilutive effect of unexercised stock options using the treasury stock method.

NOTE 4 - SUBSEQUENT EVENT

     On October 16, 1996, the Company completed the public offering of 2,723,623 shares of its Common Stock at $16 per share, resulting in net proceeds of approximately $40,000,000. Of the proceeds, $4,475,000 was used to repay all amounts then outstanding on the lines of credit of the Company's subsidiaries. Just prior to the public offering, the Company paid three senior executive officers accrued compensation totaling $3.7 million, financed via the Company's lines of credit.

In connection with the public offering, the Company entered into two merger transactions pursuant to which (i) Superior Consultant Company, Inc. ("Superior") and Unitive Corporation ("Unitive") became wholly-owned subsidiaries of the Company and (ii) all issued and outstanding shares of common stock and options for common stock of Superior and Unitive were exchanged for 4,836,112 shares of common stock of the Company.

Additionally in October 1996, the Company terminated its 1987 Stock Option Plan and adopted its Long-Term Incentive Plan. Pursuant to the Long-Term Incentive Plan, a maximum of 900,000 shares of common stock will be initially reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity-based compensation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company conducts business through its two operating subsidiaries, Superior and Unitive. Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Unitive assists numerous clients in various industries in developing, designing, implementing and maintaining groupware and intranet and internet information systems and solutions, principally using Lotus Notes.

     The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a biweekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A small percentage of the Company's projects are billed on a fixed fee basis, which is distinguishable from the Company's general method of billing on a time and materials basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. The Company could in the future increase the number and size of projects billed on a fixed fee basis. Increased use of fixed fee contracts could subject the Company to increased risks, including cost overruns. Additionally, if the Company is successful in its strategy to provide healthcare IT outsourcing services, there can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts it may be awarded which are consistent with its historical levels of profitability or which justify the Company's investments in such contracts.

     The Company's historical revenue growth is attributable to various factors, including an increase in the number of projects for existing and new clients, and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services. The Company manages its client development efforts through several strategic services groups, each having specific geographic responsibility and focus.

     The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company addressed this issue by adding an additional variable portion of compensation payable upon the achievement of measureable performance goals.

     The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the establishment of new practice areas and the hiring of consultants in peak hiring periods have resulted in periods of lower consultant utilization (and resulting downward pressure on margins) until project volume increases in these new areas. In the future, the establishment of new practice areas, as well as further geographic expansion, could from time to time adversely affect utilization. Variations in consultant utilization would result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will in the short run incur substantially all of its employee-related costs even during periods of low utilization.

     Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, and administration, including compensation and benefits. Selling, general and administrative expenses as a percentage of total revenues has decreased as the Company leverages its infrastructure expense across its growing revenue base. The Company will incur increased rent and certain one-time costs in the fourth quarter of 1996 associated with its move to larger headquarters to accomodate its growth.

     Historically, executive compensation expense consisted of salaries, formula bonuses and discretionary bonuses paid to the majority stockholder and two other key executives. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth. The Company has entered into agreements with these individuals, effective upon the consummation of its initial public offering through December 31, 1997, which provide maximum annual compensation in an aggregate amount of $1,060,000, comprised of base salary and bonus amounts to be awarded based on the attainment of certain financial performance criteria. The foregoing compensation arrangements for these three officers do not apply to amounts paid on or prior to the closing of the Company's initial public offering.

     The pro forma statement of operations data reflects an adjustment for executive officer compensation to eliminate the amount by which key executive compensation paid in such periods was in excess of the estimated compensation that would have been paid under the newly adopted executive compensation limiting agreements discussed above, as if such agreements were in place throughout such periods. The estimated amount payable under the new agreements was calculated by assuming the payment to the executive officers of their base salaries plus 100% of their potential bonus for the applicable period.

     Since January 1, 1987, Superior has been treated as a Subchapter S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Superior has been taxed directly to its stockholders rather than Superior. In addition, prior to January 1 ,1995, Unitive was taxed as a Subchapter S corporation and thereafter as a Subchapter C corporation. Effective October 9, 1996, Superior and Unitive will be subject to corporate income taxation on a consolidated basis as Subchapter C corporations.

     The pro forma statement of operations data also reflects an adjustment to federal income taxes for each period shown, assuming Superior has been operating as a C Corporation, after giving effect to the executive officer compensation expense adjustments.

     In connection with the termination of Superior's S Corporation status in the fourth quarter of 1996, the Company will record one-time deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This income tax expense will be in addition to income tax expense otherwise incurred in such quarter.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues.    Revenues increased by $2.0 million, or 28.6%, to $9.0 million for the three months ended September 30, 1996, as compared to $7.0 million for the three months ended September 30, 1995. The revenue growth was due primarily to an increased number of new client assignments.

     Cost of Services.    Cost of services increased by $1.3 million, or 42.0%,
to $4.4 million for the three months ended September 30, 1996, as compared to $3.1 million for the three months ended September 30, 1995. The increase was due to the additional number of consultants required to support the Company's growth, as well as increases in their compensation levels. Cost of services as a percentage of revenue increased to 49.0% for the three months ended September 30, 1996, as compared to 44.4% for the three months ended September 30, 1995. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, in 1996 the Company initiated two new national practice areas, which required both more highly-compensated individuals and produced lower consultant utilization during start up.

     Selling, general and administrative expenses.    Selling, general and
administrative expenses increased by $534,000, or 19.3%, to $3.3 million for the three months ended September 30. 1996, as compared to $2.8 million for the three months ended September 30, 1995. This increase was due to the increase in incentive and other compensation as well as higher recruiting and training expenses consistent with the Company's growth and enhanced marketing efforts to achieve higher revenues. Selling, general and administrative expenses as a percentage of revenues decreased to 36.9% for the three months ended September 30, 1996, as compared to 39.8% for the three months ended September 30, 1995. This decrease was due to increased operating efficiencies resulting from higher revenue levels.

     Executive compensation expense.    Executive compensation expense increased
by $697,000 to $1,673,000 for the three months ended September 30, 1996, as compared to $976,000 for the three months ended September 30, 1995. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues.    Revenues increased by $6.6 million, or 35.1%, to $25.5 million for the nine months ended September 30, 1996, as compared to $18.9 million for the nine months ended September 30, 1995. The revenue growth was attributable primarily to an increase in the number of new client assignments.

     Cost of Services.    Cost of services increased by $4.0 million, or
45.7%, to $12.6 million for the nine months ended September 30, 1996, as compared to $8.6 million for the nine months ended September 30, 1995. The increase was due to the additional number of consultants required to support the Company's growth, as well as increases in their compensation levels. Cost of services as a percentage of revenue increased to 49.3% for the nine months ended September 30, 1996, as compared to 45.8% for the nine months ended September 30, 1995. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, the Company initiated two new national practice areas, which required both more highly-compensated individuals and produced lower consultant utilization during start up.

     Selling, general and administrative expenses.    Selling, general and
administrative expenses increased by $2.1 million, or 28.4%, to $9.6 million for the nine months ended September 30, 1996, as compared to $7.4 million for the nine months ended September 30, 1995. This increase was due to the increase in incentive and other compensation as well as higher recruiting and training expenses consistent with the Company's growth and enhanced marketing efforts to achieve higher revenues. Selling, general and administrative expenses as a percentage of revenues decreased to 37.5% for the nine months ended September 30, 1996, as compared to 39.4% for the nine months ended September 30, 1995. This decrease was due to increased operating efficiencies resulting from higher revenue levels.

     Executive compensation expense.    Executive compensation expense increased
by $1.5 million to $4,273,000 for the nine months ended September 30, 1996, as compared to $2,742,000 for the nine months ended September 30, 1995. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. The Company's primary source of liquidity has been cash flow from operations. The Company believes that funds generated from operations, together with the net proceeds from its initial public offering completed in October 1996, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.

     On October 16, 1996, the Company closed its sale of 2,723,623 shares of its Common Stock at a price of $16 per share. The net proceeds to the Company, totaling approximately $40 million, will be used for general corporate purposes, including working capital and possible acquisitions of related business. Also in October 1996, a portion of the proceeds of the offering were used to repay all amounts outstanding on the lines of credit, totaling $4,475,000.

     At September 30, 1996, the Company had cash and cash equivalents of $95,000 and working capital of $47,000. Working capital at September 30, 1996 represents a decrease of $1,410,000 from December 31, 1995 resulting primarily from purchases of property and equipment and an increase in accrued executive compensation expense. In October 1996, accrued compensation to certain key executives of approximately $3.7 million was paid from a temporary borrowing from the Company's credit lines, which were repaid out of the proceeds of the initial public offering.

     The Company has two collateralized lines of credit facilities at Comerica Bank N.A. The credit facilities bear interest at 0.5% over prime. As of September 30, 1996, the Company had $845,000 outstanding on these lines, with an interest rate of 8.75% at September 30, 1996. The lines of credit were repaid with the proceeds from the Company's sale of Common Stock in October 1996.

     Net cash used in operating activities for the nine months ended September 30, 1996 was $128,000, compared with cash provided by operations of $799,000 for the nine months ended September 30, 1995. The increase in cash used is primarily due to the increase in accounts receivable, attributable to higher business volumes.

     Net cash used in investing activities of $890,000 during the nine months ended September 30, 1996 consists primarily of computer equipment acquisitions.

     Net cash provided by financing activities of $658,000 for the nine months ended September 30, 1996 was principally the result of borrowings on the lines of credit to fund equipment purchases.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits

                 None



         (b)     Form 8-K

                 No reports on Form 8-K have been filed for the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                    Superior Consultant Holdings Corporation

Date November 20          , 1996       By: /s/ Richard D. Helppie, Jr
     ---------------------                 ----------------------------
                                               Richard D. Helppie, Jr,
                                               Chief Executive Officer

Date November 20          , 1996       By: /s/ James T. House
     ---------------------                 ----------------------------
             *                                 James T. House,
                                               Vice President - Finance

                              SUPERIOR CONSULTANT

                                 EXHIBIT INDEX

Exhibit No.           Description
-----------           -----------
    27                Financial Data Schedule