Form 10-K405
period 1996-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1997-03-31
CIK 1020999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

  (Mark One)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-21485

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                                   38-3306717
      (State or other jurisdiction                                        (IRS Employer
    of incorporation or organization)                                Identification Number)

      4000 TOWN CENTER, SUITE 1100
          SOUTHFIELD, MICHIGAN                                                48075
(Address of principal executive offices)                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (810) 386-8300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 17, 1997, was $51,462,951.

     At March 17, 1997, 7,634,325 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for the annual meeting of stockholders, to be held on May 14, 1997, is incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Superior Consultant Holdings Corporation (the "Company") is a national healthcare consulting firm that provides a wide range of information technology ("IT") consulting and strategic and operations management consulting services to a broad cross section of healthcare industry participants and healthcare information system vendors. The Company's comprehensive continuum of solutions range from strategic planning and operations management consulting, to information systems planning, implementation and integration, to interim management and outsourcing. The Company's wholly-owned subsidiary, Unitive, assists clients in various industries in developing, designing, implementing and maintaining groupware and intranet and web based information systems and solutions, as well as enterprise messaging and custom application and legacy systems integration. Superior Consultant Company, Inc. ("Superior") and Unitive Corporation ("Unitive") are wholly-owned operating subsidiaries of the Company. Unless the context otherwise indicates, all references to the "Company" include Superior and Unitive.

INDUSTRY BACKGROUND

     General

     The United States healthcare industry is undergoing rapid, profound change. The Company believes that the consolidation of healthcare systems and the aging of the U.S. population should result in continued dramatic change in the healthcare industry. Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, comply with increasing government regulations and cope with the advent of managed care. These challenges, combined with increased demands on capital resources, are forcing healthcare providers to seek new ways to structure and manage their organizations and deliver services. In the past, the financial risk of healthcare delivery was absorbed principally by third-party payors, and providers did not focus on cost containment. Now, through managed care arrangements and provider capitation (under which providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual), the economic risk of healthcare delivery is shifting from payors to providers. In order to manage this risk, providers must enhance their understanding of treatment costs, variability of costs and cost control and must restructure their processes and organizations to enhance efficiency and accountability. Providers must achieve each of these objectives, while at the same time continuing to demonstrate increasing quality and consistency in healthcare delivery. The shifting of risk from payor to provider has also encouraged and accelerated consolidation among healthcare providers as healthcare organizations integrate horizontally and vertically to create Integrated Delivery Networks (IDNs). As industry consolidation and IDN formations create larger and increasingly far-reaching healthcare organizations, and as the demand for information services is increasingly required to cross multiple points of care, IDNs must place greater focus on information management and business process solutions to control costs, demonstrate quality, measure performance, and increase efficiency.

     Information Technology

     The increased demand for tools to collect, analyze and interpret clinical, operational and financial information rapidly, flexibly and in a technological framework that supports today's diverse healthcare environment is intensifying the reliance of the healthcare industry on IT solutions. Healthcare IT spending is being driven not only by the heightened need for better management information systems, but also continued price-performance improvements in hardware and software, the ability to develop increasingly user-friendly software applications and the emergence of better application development tools. The Company believes that healthcare participants will continue to turn to outside consultants, external management of internal information systems and full outsourcing as a means of coping with the financial and technical demands of information systems management. The Company also believes this dynamic is occurring across other industries as organizations look to external management and outsourcing of their information systems in order to remain focused on their core business.

     Consulting

     The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities, many of which are unfamiliar to an industry that had long operated under a non-aligned, third party payor environment. In response, healthcare participants are formulating and implementing new strategies and tactics, including redesigning business processes and workflows, acquiring better technology and adopting or remodeling customer service and marketing programs. The Company believes that healthcare participants will continue to turn to outside consultants to assist in this process for several reasons: the pace of change is eclipsing their own internal resources and capacity to identify, evaluate and implement the full range of options; consultants enable them to develop better solutions in shorter time frames; and purchasing consulting expertise can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

     Increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which (i) are able to marshal the necessary expertise and resources to offer comprehensive skill sets to clients; (ii) have the strength and consistency of advice along the entire service continuum (from strategy to selection to implementation); and (iii) offer the flexibility to meet the challenges of the rapidly changing healthcare and IT industries.

THE SUPERIOR SOLUTION

     The Company uses its in-depth institutional knowledge of healthcare delivery systems and nationally deployed group of experienced consultants to help clients plan and execute business strategies. The Company offers its clients solutions ranging from strategic planning and operations management consulting, to information system planning, implementation and integration, to interim management and outsourcing. The Company adheres to a central philosophy of structuring a project team for each client and engagement that understands the complexities of the healthcare environment for that particular client and can concurrently address the management and technical ramifications of change and improvement. In structuring an engagement the Company does not impose any preordained program on its clients. Rather, utilizing the professional judgment derived from their years of experience, the Company's consultants work in concert with each client to develop custom-tailored solutions. As each client relationship evolves, the Company's professionals add their experiences to the Company's proprietary databases to accumulate a detailed and intimate understanding of each client and its specific needs. The Company's nationally deployed professionals are aided by instant access, via its proprietary information and communication system (a virtual electronic hallway), to its knowledge and client resource databases and collaboration with colleagues. This unified-team approach helps to ensure high quality, consistent and geographically seamless client service.

     The Company's services integrate many diverse facets and constituencies of the healthcare industry. Through its strategic consulting, the Company brings together the healthcare and business relationships required to establish and maintain efficient and collaborative healthcare delivery networks. Through its operations management consulting, the Company links the needs and optimizes the contributions of clinical, information and management personnel. Through its value-added information systems implementation and integration consulting, the Company forges a link between healthcare information systems vendors and their customers by helping each group maximize the potential of existing technology. The Company also provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies. The Company also helps its clients take advantage of the opportunities presented by budding technologies such as the internet and intranet, local and wide area communication networks, telemedicine and document imaging solutions.

     To ensure that its clients receive the optimal strategic, operational and/or IT solution for their business needs, the Company implements solutions that are unbiased to specific organizations, hardware or software vendors. The Company offers an objective assessment of the advantages and disadvantages of each particular strategic, operational and/or IT solution, including packaged software applications, platform and operating systems. Through its unbiased solutions, the Company can take a flexible approach to its clients' business problems and provide them with the best solution.

SERVICES

     The Company offers its clients comprehensive healthcare consulting services, from visioning, to strategy, to selection of appropriate solutions, implementation and on-going management. The Company offers custom-tailored solutions based on an assessment of the client's needs. The Company offers services in the following three broadly defined categories:

     Information Technology Consulting. The Company provides high quality services in developing long term IT strategy through selection of technology and products, systems implementation, integration and management, and contract negotiation. While the Company's consultants have a wide variety of skills, the majority have concentrated capabilities in the IT area. Their experience is derived from a combination of work for Company clients as well as experience gained prior to joining the Company. The Company's consultants have evaluation, implementation, operational or other experience with one or more established and emerging healthcare information systems or technologies offered by over 90 information system vendors.

     Strategic Planning and Management Consulting. The Company's management consulting services include such focus areas as strategic planning, analysis of current industry and competitive conditions, formation of physician-hospital alliances, mergers and affiliations, multi-specialty group practice formation, practice valuations and acquisitions, IDN formation, financial advice and establishment of managed care organizations.

     Operations Consulting. The Company provides business process redesign and operations improvement as methods to help clients eliminate organizational redundancy, reduce cost and implement changes in the areas of patient care, administrative services, quality management, finance, physician support and nursing. The Company can provide executive and staff education, interim management and operational assistance and offers a comprehensive program for information systems outsourcing.

     In order to offer its clients a depth of proficiency and experience the Company organizes its services by its 15 National Practice Areas which work together synergistically to serve its clients, many of whom have consulting needs in multiple areas. The National Practice Areas operate in conjunction with the Company's client relationship executives who coordinate how the Company's specialty areas can work together to achieve optimum productivity and cost effectiveness. The Company has developed methodologies for delivering these skills in a consistent, coordinated manner, either as a full project team, a joint client-consultant or joint vendor-consultant project team, selected expertise or as part of a seminar or workshop.

     Set forth below is a list of the healthcare consulting services and skills offered by the Company:

             CATEGORY                                   DESCRIPTION OF SERVICES
             --------                                   -----------------------
INFORMATION SYSTEMS CONSULTING        - Strategic information system planning, budgeting,
                                      development and implementation
                                      - Interim management and facilities management
                                      - Outsourcing
                                      - Executive Planning Systems (EPS)
                                      - Executive and technical education and end user training
                                      - Legacy system maximization
                                      - Unbiased product selection and vendor negotiation
                                      - Applications testing and quality assurance
                                      - System implementation and integration, including products of SMS, Cerner, HBOC and others
                                      - Network and client-server planning and design
                                      - Imaging system feasibility studies, design and
                                      implementation

STRATEGIC AND OPERATIONS              - Strategic and tactical planning
MANAGEMENT CONSULTING                 - Collaboration strategies, mergers, acquisitions and
                                      affiliations
                                      - Physician integration and transactional support
                                      - Executive and departmental interim management
                                      - Operational and executive assessment
                                      - Re-engineering and business process improvement and
                                      redesign
                                      - Project management
                                      - State and local comparative data analysis/benchmarking
                                      - Decision Support and Executive Information Systems
                                      (DSS/EIS)
                                      - Computerized patient record (CPR) planning and
                                      implementation
                                      - Productivity and quality improvement
                                      - Payor and customer surveys and profiles
                                      - Market and competitive landscape research and analysis

INTEGRATED DELIVERY NETWORK (IDN)     - IDN planning and development
CONSULTING                            - Managed care seminars and retreats
                                      - Managed care organization development -- physician
                                      partnerships, PHOs and MSOs
                                      - Network formation planning
                                      - Market analysis and business planning
                                      - Managed care contracting strategies
                                      - Insurance company partner selection
                                      - Community health information network planning and
                                      development
                                      - Capitation and risk contracting
                                      - Case management/utilization management
                                      - Managed care systems assessment, evaluation and
                                      implementation
                                      - Medicare and Medicaid risk contracting
                                      - Purchasing and Materials Management
                                      - System implementation

HEALTH INFORMATION MANAGEMENT         - Medical Records Department review/utilization review
CONSULTING                            - Health information network planning and development
                                      - Clinical data repositories/longitudinal patient records
                                      - Interim management
                                      - Coding and grouping

             CATEGORY                                   DESCRIPTION OF SERVICES
             --------                                   -----------------------
FINANCIAL CONSULTING                  - Revenue enhancement
                                      - Business Office review
                                      - Revenue cycle management/cash acceleration
                                      - Interim management
                                      - System implementation support
                                      - Accounts management, including admissions, billing and collections
                                      - Reimbursement analysis/charge capture analysis
                                      - Diagnostic review
                                      - Capital and financial planning
                                      - Physician practice valuation

CLINICAL CONSULTING                   - Patient-focused care planning
                                      - Clinical systems implementation
                                      - Clinical workflow analysis and reengineering
                                      - Information systems selection and implementation
                                      - Interim management
                                      - Clinical benchmarking
                                      - Quality measurement and outcomes management
                                      - Clinical protocol and pathway development
                                      - Laboratory consolidation
                                      - Laboratory operation/information management consulting services
                                      - JCAHO compliance

AMBULATORY PRACTICE MANAGEMENT        - Operations assessment and reengineering
CONSULTING                            - Systems selection and implementation
                                      - Practice revenue analysis
                                      - Facilities management

UNITIVE

     Unitive Corporation provides information technology consulting services specializing in groupware communications, enterprise messaging, application development, and outsourced information services to companies in numerous industries that seek solutions to intranet and internet company workgroup and web-based information and communications problems. Unitive assists clients in planning and implementing large-scale groupware deployments, establishing protocols including security conventions, user interfaces, naming conventions and coding efficiency protocols, developing methodologies for rapid application development, defining administrative procedures, training and implementing intranet and internet solutions. In addition, Unitive provides custom application and data integration services. Unitive also offers workgroup application and web site hosting services on servers located at Unitive's own facilities. Unitive's successful work with Lotus Notes groupware solutions places it in the top tier of Lotus-designated Business Partners leveraging product sales and number of certified professionals, qualifying Unitive for designation as a Lotus Premium Business Partner in 1995, 1996 and 1997. In 1996 Unitive accounted for 8.2% of the Company's consolidated revenues.

SUPERIOR EMPLOYEES

     The Company believes that one of its key strengths lies in its ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare and/or information technology. The Company's healthcare consultants are highly experienced, with an average of over a decade of healthcare and IT experience. Many of these consultants have established their credentials as healthcare executives and senior management of healthcare entities, business office managers, medical records administrators, nurse administrators, nurses, hospital admissions directors, and information management and information systems technical personnel. As of March 22, 1997, the Company employed 397 employees, 321 of whom were consultants.

     The Company believes it has a unique corporate culture built upon open communication across geographic regions and practice areas (fostered by the Company's proprietary information and communications system) and a motivational and interactive work environment that features extensive professional development opportunities and productivity incentives.

     Through the establishment of its Superior Institute, the Company has developed a comprehensive training and ongoing education program, to guide its professionals through a progression of skill enhancement programs. As part of this effort, the Company provides training curricula in new trends in healthcare, information technology and business management. An integral part of the on-going education process at the Company takes place through its proprietary information and communications system. This allows the Company's consultants to continue to upgrade their skills while remaining deployed in the field. In addition, the Company has developed an employee orientation program that features a sophisticated presentation to provide new employees with a comprehensive understanding of the Company's structure and approach to healthcare consulting. The Company also maintains a formal and active network of former employees; these alumni provide expertise on projects, introduce the Company to new client leads, and, in several cases, have returned to the Company from experiences elsewhere in the healthcare industry.

SALES AND MARKETING

     The Company's business development efforts are based upon a highly organized, company-wide, consistent approach. All personnel are trained and reinforced in the Company's marketing methods and philosophy, and are encouraged to identify, develop and pursue client service opportunities. The Company's marketing efforts are directed by senior management, practice area leaders and strategic service group leaders, who focus on client development strategies, geographic market penetration and cross-selling new and existing clients. Business development is an integral part of the formal responsibilities at all levels of the Company's management, including its National Practice Area leaders, and the Company sets business development goals on both a departmental and individual basis.

     The Company's business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value to be provided to each potential client and then managing the sales process to completion through a sophisticated client resource database, developed and maintained by Unitive. Each potential client lead is entered into the database, and that profile is updated for subsequent developments and information throughout the entire life of the Company's relationship with the potential client, as well as after a client retains the Company for services. At any given time, numerous Company professionals are active in the development of business from either a new or existing client, and the client resource database enables all Company personnel to access up-to-date information on the Company's efforts with respect to a client or client prospect, to identify other Company contacts with that client, and to review the particular needs expressed by the client to date.

     In addition, the Company relies upon its reputation in the marketplace, the personal contacts and networking of the Company's professionals, direct industry marketing programs, trade shows, and the industry presence maintained by Company professionals to enhance its business development efforts. The Company's marketing efforts are enhanced by its presence within the healthcare industry by virtue of its employees' speaking engagements and publications on topics affecting healthcare. The Company's healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences across the nation.

     The Company operates its healthcare consulting business through a combination of its national presence, regional relationships and its 15 National Practice Areas. Each National Practice Area offers a selected variety of the Company's healthcare consulting services and often two or more of these areas work synergistically to provide solutions to clients. Each area is managed by a National Practice Area leader who has profit and loss responsibility for the specific area and is responsible for its growth. As the Company adds to its services through internal growth and acquisition, it will evaluate adding new practice areas or augmenting the services of its existing National Practice Areas. The Company actively markets the subject-matter expertise of its National Practice Areas through the focus of its Strategic Services Groups. Each Strategic Services Group is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing knowledge of and relationships with specific client organizations. The Company then combines the expertise of its National Practice Areas to form solutions that are responsive to local conditions and of value to specific clients.

COMPETITION

     The market for the Company's services is highly fragmented, highly competitive and is subject to rapid change. The Company believes that it currently competes principally with systems integration firms, national consulting firms, including the consulting divisions of the "Big Six" accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company has faced and expects to continue to face additional competition from new entrants into its markets. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors, whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success is in part dependent upon its proprietary internal information and communications systems, databases, tools and the methods and procedures that it has developed specifically to serve its clients. In addition, Unitive has and will continue to develop proprietary groupware tools and applications. The Company has no patents; consequently, it relies on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information, and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

RECENT DEVELOPMENTS

     In January and March 1997 the Company announced the signing of two five-year outsourcing agreements with Botsford General Hospital and The Detroit Medical Center ("DMC"), respectively. Under the Botsford agreement, the Company will assume responsibility for the information systems function, including planning, project management, "just in time" opportunities, and data center operations. The contract with DMC encompasses a wide array of applications management services, including patient financial, clinical and operational projects.

     On March 12, 1997, the Company purchased The Kaufman Group, Inc., a healthcare consulting business in California for $3.2 million in cash, $1.6 million of newly-issued common stock, and a maximum additional payment of $1.45 million in cash over a three-year period contingent on the continued efforts of the selling Kaufman Group stockholders as part of Superior or, alternatively, achievement of certain performance goals by the Kaufman Group, as a practice area of the Company. The Kaufman Group is a leader in strategies for physician group organizations, including mergers, acquisitions and alliances. The Kaufman Group is operating as a practice area within the Company, and its market research, strategy, transaction and valuation services complement the Company's existing services and broaden the Company's offerings.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

     Richard D. Helppie, Jr., age 41, has served as Superior's President and Chief Executive Officer since he founded Superior in May 1984. Mr. Helppie also founded Unitive Corporation and currently serves as Unitive's Chairman and Chief Executive Officer. Mr. Helppie also serves as Chairman and Chief Executive Officer, and is a Director, of the Company. Mr. Helppie has more than 21 years of experience in the healthcare and information systems industries.

     Charles O. Bracken, age 47, joined Superior in March 1987 as Executive Vice President. Mr. Bracken has more than 26 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as vice president of marketing of a healthcare software firm, preceded by 10 years of related experience, most recently as chief information officer of a multi-hospital corporation. Mr. Bracken has also served as a board member for the Center for Health Information Management.

     Robert R. Tashiro, age 41, joined Superior in 1985 as a Systems Consultant. He was appointed Vice President in 1990, Senior Vice President in 1992 and Chief Operating Officer in June 1996. Mr. Tashiro has more than 18 years of experience in the information systems industry and more than 11 years of experience in the healthcare industry. Prior to joining the Company, Mr. Tashiro served as an Information Systems Department project manager at Kettering Medical Center. Prior to that, Mr. Tashiro worked for EDS.

     James T. House, age 35, joined Superior in 1988 as its Controller. Since that time, he has held various positions with the Company and is currently the Vice President and Chief Financial Officer of Superior.

     Kenneth T. Boone, age 41, joined Unitive and Superior in March 1993 as Chief Information Officer. He served in this role for both companies until 1995 when he became President and Chief Operating Officer of Unitive. From July 1992 to March 1993, Mr. Boone served as President of Boone Engineering Services, Inc. From January 1987 to July 1992, Mr. Boone was employed by Lotus Development Corporation, and served as District Sales Manager during the last two years of his tenure.

ITEM 2. PROPERTIES

     The Company's headquarters is located in approximately 35,000 square feet of leased office space in Southfield, Michigan. Superior also leases an aggregate of approximately 18,000 square feet of additional office space in Clearwater, Florida; Atlanta, Georgia; Dallas, Texas; San Diego, California; and Walnut Creek, California. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not now a party to, and is not aware of, any pending or threatened litigation that would have a material adverse effect on the Company and its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 10, 1996 (prior to the consummation of the Company's initial public offering) the security holders of 100% of the issued and outstanding shares of Common Stock of the Company on that date unanimously approved the Company's Long-Term Incentive Plan and the execution by the Company of indemnification agreements with the directors and certain of the executive officers of the Company. Such action was approved pursuant to an informal action in lieu of a meeting of the security holders of the Company in accordance with
Section 228 of the Delaware General Corporation Law.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

     Price Range of Common Stock

     The Company's common stock is traded on the Nasdaq National Market under the symbol SUPC. The following table shows high and low closing prices as reported by Nasdaq for the fourth quarter, commencing October 10, 1996 when the Company's stock began trading.

                        FISCAL 1996                                HIGH            LOW
                        -----------                                ----            ---
October 10, 1996-December 31, 1996..........................      $25 7/8         $20 1/2

     At March 17, 1997, there were approximately 27 shareholders of record.

     The Company has not paid cash dividends to the holders of its Common Stock. It is the Company's present intention to retain earnings for use in the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future.

     On March 12, 1997, the Company issued an aggregate of 74,590 shares of Common Stock in connection with the acquisition of the Kaufman Group, Inc. Such issuance was made in reliance upon exemptions from registration set forth in
Section 4(2) of the Securities Act for transactions not involving a public offering.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The following financial data as of and for the years ended December 31, 1993, 1994, 1995 and 1996 have been derived from the audited consolidated financial statements of the Company as reported on by Grant Thornton LLP, independent certified public accountants. The selected financial data for 1992 has been prepared by management and is unaudited. This information is qualified in its entirety by reference to the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                    YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------
                                                                         PRO                 PRO
                                                                        FORMA               FORMA
                                1992      1993      1994      1995     1995(1)    1996     1996(1)
                                ----      ----      ----      ----     -------    ----     -------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................  $14,316   $15,559   $19,234   $25,906   $25,906   $35,925   $35,925
Cost of services.............    6,822     6,802     8,505    12,008    12,008    17,743    17,743
Selling, general and
  administrative expenses....    5,712     6,200     8,223    10,045    10,045    13,498    13,498
Executive compensation
  expense(2).................    3,480     1,931     2,445     3,730     1,060     4,579     1,060
                               -------   -------   -------   -------   -------   -------   -------
Earnings (loss) from
  operations.................   (1,698)      626        61       123     2,793       105     3,624
Interest and other expense
  (income)...................      (34)       22       (28)      (58)      (58)     (359)     (359)
                               -------   -------   -------   -------   -------   -------   -------
Earnings (loss) before income
  taxes......................   (1,664)      604        89       181     2,851       464     3,983
Income taxes.................       --        --        --       165     1,215       886     1,568
                               -------   -------   -------   -------   -------   -------   -------
Net earnings (loss)..........  $(1,664)  $   604   $    89   $    16   $ 1,636   $  (422)  $ 2,415
                               =======   =======   =======   =======   =======   =======   =======
Pro forma net earnings per
  share......................                                          $  0.36             $  0.44
                                                                       =======             =======
Shares used in computing pro
  forma net earnings per
  share......................                                            4,607               5,455

                                                                    DECEMBER 31,
                                                     -------------------------------------------
                                                      1992     1993     1994     1995     1996
                                                      ----     ----     ----     ----     ----
BALANCE SHEET DATA:
Working capital....................................  $  344   $  918   $  955   $1,457   $39,628
Total assets.......................................   3,293    4,061    5,072    7,405    49,602
Total debt.........................................     355      345        5      206        --
Total stockholders' equity.........................     832    1,496    1,585    1,861    41,448

-------------------------
(1) The pro forma statement of operations information has been computed for each pro forma period by adjusting the Company's net earnings, as reported for such period, to (i) eliminate executive compensation expense for such period in excess of the amount of executive compensation (including the full amount of potential bonus) that would have been paid had the executive compensation agreements, which became effective upon the closing of the Company's initial public offering in October 1996 ("IPO"), been effective throughout such period; and (ii) record income taxes, assuming an effective tax rate of 42.6% for the year ended December 31, 1995 and 39.4% for the year ended December 31, 1996, which would have been recorded had Superior been a C Corporation during such periods.

(2) Executive compensation expense includes salary and bonuses for Richard D. Helppie, Jr., Charles O. Bracken and Robert R. Tashiro. The Company has entered into agreements with these three officers, effective upon the closing of the IPO through December 31, 1997, which will provide them with annual compensation in the aggregate amount of $1,060,000, comprised of base salary and bonus compensation based on achievement of certain pre-determined performance criteria. These limitations did not apply to amounts paid to these three officers on or prior to the closing of the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.

     The Company conducts business through its two operating subsidiaries, Superior and Unitive. Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. The Company's wholly-owned subsidiary, Unitive, assists clients in various industries in developing, designing, implementing and maintaining groupware and intranet and web based information systems and solutions, as well as enterprise messaging and custom applications and legacy systems integration.

     The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A percentage of the Company's projects are billed on a fixed-fee basis, which is distinguishable from the Company's general method of billing on a time and materials basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. To date in 1997, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. To date in 1997, the Company has been awarded two significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

     The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals.

     The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the establishment of new practice areas and the hiring of consultants in peak hiring periods have resulted in periods of lower consultant utilization (and resulting downward pressure on margins) until project volume increases in these new areas. In the future, the establishment of new practice areas, as well as further geographic expansion, could from time to time adversely affect utilization. Variations in consultant utilization would result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization.

     Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, and administration, including compensation and benefits. Selling, general and administrative expenses as a percentage of total revenues continues to decrease as the Company leverages its infrastructure expense across its growing revenue base. The Company incurred increased rent associated with the Company's move in the third quarter of 1996 to larger headquarters to accommodate its growth.

     Historically, executive compensation expense consisted of salaries, formula bonuses and discretionary bonuses paid to the majority stockholder and two other key executives. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth. The Company has entered into agreements with these individuals effective upon the closing of the IPO through December 31, 1997, which provide maximum annual compensation in an aggregate amount of $1,060,000 for these three key executives, comprised of base salary, and bonus amounts to be awarded based on the attainment of certain financial performance criteria. The foregoing compensation arrangements for these three officers did not apply to amounts paid on or prior to the closing of the IPO.

     The pro forma statement of operations data reflects an adjustment for executive officer compensation for the years ended December 31, 1996 and 1995 to eliminate the amount by which key executive compensation paid in such periods was in excess of the estimated compensation that would have been paid under the recently adopted executive compensation agreements, as if such agreements were in place throughout such periods. The estimated amount payable under the executive compensation agreements was calculated by assuming the payment to the executive officers of their base salaries plus 100% of their potential bonus for the applicable period.

     From January 1, 1987 to October 9, 1996 Superior was treated as a Subchapter S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Superior during this period was taxed directly to its stockholders rather than Superior. In addition, prior to January 1, 1995, Unitive was taxed as a Subchapter S corporation and thereafter as a Subchapter C corporation. Following the closing of the IPO, the Company, Superior and Unitive were subject to corporate federal income taxation on a consolidated basis as Subchapter C corporations.

     The pro forma statement of operations data reflects an adjustment to federal income taxes for the years ended December 31, 1996 and 1995, assuming Superior had been operating as a C Corporation during such periods, and reflects an effective tax rate of 39.4% and 42.6% respectively, after giving effect to the executive officer compensation expense adjustments.

     In connection with the termination of Superior's S Corporation status, in the fourth quarter of 1996 the Company recorded deferred income taxes of approximately $130,000 in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This income tax expense was in addition to income tax expense otherwise incurred in such quarter and was incurred upon termination of the Company's S Corporation status.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data and selected pro forma data expressed as a percentage of revenues. The trends illustrated in the following table may not necessarily be indicative of future results.

                             PERCENTAGE OF REVENUES

                                                                 YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                                      PRO FORMA                   PRO FORMA
                                              1994        1995          1995          1996          1996
                                              ----        ----        ---------       ----        ---------
Revenues..................................    100.0%      100.0%        100.0%        100.0%        100.0%
Cost of services..........................     44.2        46.3          46.3          49.4          49.4
Selling, general and administrative
  expenses................................     42.8        38.8          38.8          37.6          37.6
Executive compensation expense............     12.7        14.4           4.1          12.7           2.9
                                              -----       -----         -----         -----         -----
Earnings from operations..................      0.3         0.5          10.8           0.3          10.1
Interest expense..........................       --          --            --           0.1           0.1
Other (income) net........................     (0.2)       (0.2)         (0.2)         (1.1)         (1.1)
                                              -----       -----         -----         -----         -----
Earnings before income taxes..............      0.5%        0.7%         11.0           1.3%         11.1
                                              =====       =====                       =====
Pro forma income taxes....................                                4.7                         4.4
                                                                        -----                       -----
Pro forma net earnings....................                                6.3%                        6.7%
                                                                        =====                       =====

1996 COMPARED TO 1995

     Revenues. Revenues increased by $10.0 million, or 38.7%, to $35.9 million for the year ended December 31, 1996, as compared to $25.9 million for the year ended December 31, 1995. The revenue growth was attributable primarily to an increased number of new client assignments.

     Cost of services. Cost of services increased by $5.7 million, or 47.8%, to $17.7 million for the year ended December 31, 1996, as compared to $12.0 million for the year ended December 31, 1995. The increase was primarily due to the additional number of consultants required to staff the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenues increased to 49.4% for the year ended December 31, 1996, as compared to 46.3% for the year ended December 31, 1995. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, in 1996 the Company initiated two new national practice areas, which required both more highly-compensated individuals and produced lower consultant utilization during start-up.

     Selling, general, and administrative expenses. Selling, general and administrative expenses increased by $3.5 million, or 34.4%, to $13.5 million for the year ended December 31, 1996, as compared to $10.0 million for the year ended December 31, 1995. This increase was due primarily to the increase in incentive and other compensation, as well as higher recruiting and training expenses consistent with the Company's growth and enhanced marketing efforts to achieve higher revenue levels. Selling, general and administrative expenses as a percentage of revenues decreased to 37.6% for the year ended December 31, 1996, as compared to 38.8% for the year ended December 31, 1995. This decrease was due to increased operating efficiencies resulting from higher revenue levels.

     Executive compensation expense. Executive compensation expense increased by $849,000 to $4.6 million for the year ended December 31, 1996, as compared to $3.7 million for the year ended December 31, 1995. The Company's historical levels of executive compensation were related primarily to the Company's status as a subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth.

     Other Income. Other income increased by $332,000 to $406,000 for the year ended December 31, 1996, as compared to $74,000 for the year ended December 31, 1995. This increase was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $39.7 million from the IPO in October 1996.

1995 COMPARED TO 1994

     Revenues. Revenues increased by $6.7 million, or 34.7%, to $25.9 million for the year ended December 31, 1995, as compared to $19.2 million for the year ended December 31, 1994. The revenue growth was attributable primarily to an increase in the number of new client assignments. During 1995, in order to provide better client service, the Company refocused its service organization into National Practice Areas and refocused its marketing efforts into strategic service groups having specific geographic areas of responsibility.

     Cost of services. Cost of services increased by $3.5 million, or 41.2%, to $12.0 million for the year ended December 31, 1995, as compared to $8.5 million for the year ended December 31, 1994. The increase was primarily due to the additional number of consultants required to staff the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenues increased to 46.3% for the year ended December 31, 1995, as compared to 44.2% for the year ended December 31, 1994. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, the Company's organizational shift to National Practice Areas initially required both more highly-compensated individuals and produced a lower consultant utilization.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.8 million, or 22.2%, to $10.0 million for the year ended December 31, 1995, as compared to $8.2 million for the year ended December 31, 1994. This increase was due primarily to the increase in incentive and other compensation, as well as higher recruiting and training expenses consistent with the Company's growth and refocused marketing efforts to achieve higher revenue levels. Selling, general and administrative expenses as a percentage of revenues decreased to 38.8% for the year ended December 31, 1995, as compared to 42.8% for the year ended December 31. 1994. This decrease was due to increased efficiencies resulting from higher revenue levels. Included in selling, general and administrative expenses is bad debt expense, which increased by $221,000 to $230,000 for the year ended December 31, 1995, as compared to $9,000 for the year ended December 31, 1994, due primarily to the recognition of potential collection problems with two specific minor clients, as well as an increase in reserves for non client-specific collection risk.

     Executive compensation expense. Executive compensation expense increased by $1.3 million to $3.7 million for the year ended December 31, 1995, as compared to $2.4 million for the year ended December 31, 1994, due to increased formula and discretionary bonuses.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly operating information for each of the last eight quarters. Results for any previous quarter are not necessarily indicative of results for any future quarter.

                                                                         QUARTERS ENDED
                                     ---------------------------------------------------------------------------------------
                                     MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                       1995       1995       1995        1995       1996       1996       1996        1996
                                     --------   --------   ---------   --------   --------   --------   ---------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................    $5,816    6$,105..   6$,961..     $7,024     $8,162     $8,385     $8,955     $10,423
Cost of services..................     2,725      2,827      3,088       3,368      3,924      4,273      4,388       5,158
Selling, general and
  administrative expenses.........     2,282      2,390      2,768       2,605      3,078      3,172      3,302       3,946
Executive compensation expense....       875        891        976         988      1,436      1,164      1,673         306
                                      ------     ------     ------      ------     ------     ------     ------     -------
Earnings (loss) from operations...       (66)        (3)       129          63       (276)      (224)      (408)      1,013
Interest and other expense
  (income)                                (5)       (16)        --         (37)        (1)        (5)        15        (368)
                                      ------     ------     ------      ------     ------     ------     ------     -------
Earnings (loss) before income
  taxes...........................    $  (61)    $   13     $  129      $  100     $ (275)    $ (219)    $ (423)    $ 1,381
                                      ======     ======     ======      ======     ======     ======     ======     =======
Pro forma earnings before income
  taxes(1)........................    $  549     $  640     $  840      $  822     $  896     $  680     $  985     $ 1,422
Pro forma net earnings(1).........       330        308        505         493        540        411        595         869
Pro forma net earnings per
  share(1)........................      0.08       0.07       0.10        0.10       0.11       0.09       0.12        0.12
Shares used in calculating pro
  forma net earnings per share....     4,102      4,678      4,824       4,824      4,824      4,824      4,824       7,328

-------------------------
(1) The pro forma statement of operations data reflects an adjustment for executive officer compensation to eliminate the excess of key executive compensation paid in such periods over the estimated compensation that would have been paid under the recently executed executive compensation agreements, which became effective upon the closing of the IPO, through December 31, 1997, as if these agreements were in place throughout such periods. The estimated amount payable under the recently adopted agreements was calculated by assuming the payment to the executive officers of their annual base salaries plus 100% of their potential bonus. The pro forma statement of operations data also reflects an adjustment to federal income taxes for the years ended December 31, 1996 and 1995, after giving effect to executive officer compensation expense adjustments.

     Revenues and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with a project, consultant hiring, and utilization. The timing of revenues varies from quarter to quarter because the Company's sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, and general economic conditions. In addition, the timing of the establishment of new practice areas, geographic expansion and the hiring of key individuals can also have an effect on consultant utilization. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client's fiscal year, can cause the Company to experience lower consultant utilization. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. In addition, the Company's annual employees' meeting, which is scheduled for May 1997, can result in lower consultant utilization in the quarter in which the meeting occurs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. In 1994 and 1995, the Company's primary source of liquidity was cash flow from operations. The Company believes that funds generated from operations, together with the net proceeds received from its IPO and available credit under its bank credit facilities, will be sufficient to finance its working capital and capital expenditure requirements, including the acquisition in March 1997 of The Kaufman Group, Inc., for at least the next 12 months.

     At December 31, 1996, the Company had cash and cash equivalents of $36.6 million and working capital of $39.6 million. Working capital at December 31, 1996 represents an increase of $38.2 million from December 31, 1995. This increase was primarily due to approximately $39.7 million of net proceeds received from the IPO in October 1996, partially offset by purchases of property and equipment.

     The Company has two collateralized line of credit facilities at Comerica Bank N.A. totaling $3.0 million. The credit facilities bear interest at 0.5% over prime. As of December 31, 1996 the Company had no amounts outstanding on these lines.

     Net cash used in operating activities for the year ended December 31, 1996 was $1.2 million compared with cash provided by operations of $811,000 for the year ended December 31, 1995. The increase in cash used was primarily due to the increased accounts receivable caused by increased revenue volume.

     Net cash used in investing activities for the year ended December 31, 1996 was $2.1 million, compared to $807,000 in 1995. Cash used in investing activities consisted principally of computer and office equipment acquisitions.

     Net cash provided by financing activities of $39.5 million for the year ended December 31, 1996 was principally the result of the proceeds received from the issuance of common stock in connection with the IPO. Net cash provided by financing activities for the year ended December 31, 1995 of $236,000 was principally the result of a loan from the majority stockholder for working capital purposes.

     Effective March 12, 1997, the Company purchased a health-care consulting business in California for $3.2 million in cash, $1.6 million of newly-issued common stock, and a maximum additional payment of $1.45 million payable in cash over a three-year period.

     The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements of the Company are annexed to the report as Pages F-1 to F-15. An index to such materials appears on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to April 10, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements filed as part of this report are listed in the accompanying Index to Financial Statements. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPERIOR CONSULTANT HOLDINGS
                                          CORPORATION

                                          By   /s/ RICHARD D. HELPPIE, JR.,
                                            ------------------------------------
                                                  Richard D. Helppie, Jr.
                                                  Chief Executive Officer

March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                      TITLE                         DATE
                ---------                                      -----                         ----

       /s/ RICHARD D. HELPPIE, JR.            President, Chief Executive Officer        March 28, 1997
------------------------------------------    (Principal Executive Officer) and
         Richard D. Helppie, Jr.              Director

            /s/ JAMES T. HOUSE                Vice President and Chief Executive        March 28, 1997
------------------------------------------    Officer (Principal Financial and
              James T. House                  Accounting Officer)

          /s/ RICHARD P. SASLOW               Vice President, General Counsel and       March 28, 1997
------------------------------------------    Director
            Richard P. Saslow

      /s/ REGINALD M. BALLANTYNE III          Director                                  March 28, 1997
------------------------------------------
        Reginald M. Ballantyne III

          /s/ BERNARD J. LACHNER              Director                                  March 28, 1997
------------------------------------------
            Bernard J. Lachner

          /s/ DOUGLAS S. PETERS               Director                                  March 28, 1997
------------------------------------------
            Douglas S. Peters

      /s/ DONALD  W.  SIMBORG,  M.D.          Director                                  March 28, 1997
------------------------------------------
         Donald W. Simborg, M.D.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                        Page
                                                                                                        ----
Report of Independent Certified Public Accountants ....................................................  F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996 ..........................................  F-3

Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996 ............  F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996 ..  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996 ............  F-6

Notes to Consolidated Financial Statements ............................................................  F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS








To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 1995 and 1996, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                             /s/ GRANT THORNTON LLP



Detroit, Michigan
February 21, 1997 (except for Note 13,
     as to which the date is March 12, 1997)

          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS






                                                                                DECEMBER 31,
                                 ASSETS                                         1995      1996
                                                                                ----      ----
                                                                              (IN THOUSANDS)
Current assets
  Cash .....................................................................   $  455   $ 2,076
  Short-term investments ...................................................        -    34,554
  Accounts receivable (net of allowance for doubtful accounts of $279,000
    as of December 31, 1995 and $324,000 as of December 31, 1996) ..........    5,811     9,918
  Accrued interest receivable and prepaid expenses .........................      154       456
                                                                               ------   -------
           Total current assets ............................................    6,420    47,004

Property and equipment, net ................................................      985     2,598
                                                                               ------   -------
           Total Assets ....................................................   $7,405   $49,602
                                                                               ======   =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Lines of credit ..........................................................   $   50   $     -
  Accounts payable .........................................................    1,118     2,271
  Accrued liabilities ......................................................    3,001     3,235
  Deferred revenue .........................................................      638     1,286
  Note payable to stockholder ..............................................      156         -
  Income taxes payable .....................................................        -       584
                                                                               ------    ------
           Total current liabilities .......................................    4,963     7,376

Deferred income taxes ......................................................      133       198
Deferred performance bonuses ...............................................      448       580
Commitments (Note 9) .......................................................        -         -
Stockholders' equity
  Preferred stock; authorized, 1,000,000 shares of $.01 par value; no shares
    issued or outstanding ..................................................        -         -
  Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding, 4,777,985 as of December 31, 1995 and 7,559,735
    as of December 31, 1996 ................................................       48        76
  Additional paid-in capital ...............................................    1,036    40,986
  Retained earnings ........................................................    1,506     1,084
  Stockholders' notes receivable ...........................................     (729)     (698)
                                                                               ------   -------
           Total stockholders' equity ......................................    1,861    41,448
                                                                               ------   -------
           Total Liabilities and Stockholders' Equity ......................   $7,405   $49,602
                                                                               ======   =======




    The accompanying notes are an integral part of the financial statements.

          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                     YEAR ENDED DECEMBER 31,
                                                                 1994            1995           1996
                                                               -------         -------         -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenues .............................................         $19,234         $25,906         $35,925

Costs and expenses
  Cost of services ...................................           8,505          12,008          17,743
  Selling, general and administrative expenses .......           8,223          10,045          13,498
  Executive compensation expense .....................           2,445           3,730           4,579
                                                               -------         -------         -------
     Total costs and expenses ........................          19,173          25,783          35,820
                                                               -------         -------         -------
     Earnings from operations ........................              61             123             105

Interest expense .....................................              16              16              47
Other income, principally interest income ............             (44)            (74)           (406)
                                                               -------         -------         -------
     Earnings before income taxes ....................              89             181             464

Income taxes .........................................               -             165             886
                                                               -------         -------         -------
     Net earnings (loss) .............................         $    89         $    16         $  (422)
                                                               =======         =======         =======
Pro forma earnings data (unaudited)
  Earnings before income taxes, as reported ..........                         $   181         $   464
  Adjustment for executive compensation expense ......                           2,670           3,519
                                                                               -------         -------
  Pro forma earnings before income taxes .............                           2,851           3,983
  Pro forma income tax expense .......................                           1,215           1,568
                                                                               -------         -------
  Pro forma net earnings .............................                         $ 1,636         $ 2,415
                                                                               =======         =======
  Pro forma net earnings per share ...................                         $  0.36         $  0.44
                                                                               =======         =======
  Pro forma weighted average number of common
    and common equivalent shares outstanding .........                           4,607           5,455
                                                                               =======         =======












   The accompanying notes are an integral part of the financial statements.

          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                          COMMON STOCK   ADDITIONAL             STOCKHOLDERS'
                                                         --------------   PAID-IN    RETAINED       NOTES
                                                         SHARES  AMOUNT   CAPITAL    EARNINGS     RECEIVABLE      TOTAL
                                                         ------  ------  ----------  --------   -------------     -----
                                                                                (IN THOUSANDS)

Balance at January 1, 1994 .......................        4,058   $41      $    54    $1,401       $   -         $ 1,496

Net earnings .....................................            -     -            -        89           -              89
                                                          -----   ---      -------    ------       -----         -------
Balance at December 31, 1994 .....................        4,058    41           54     1,490           -           1,585

Net earnings .....................................            -     -            -        16           -              16

Issuance of common stock .........................          720     7          982         -        (764)            225

Payment on stockholders' notes receivable ........            -     -            -         -          35              35
                                                          -----   ---      -------    ------       -----         -------
Balance at December 31, 1995 .....................        4,778    48        1,036     1,506        (729)          1,861

Net loss .........................................            -     -            -      (422)          -            (422)

Issuance of common stock .........................        2,782    28       39,658         -           -          39,686

Payment on stockholders' notes receivable ........            -     -            -         -          31              31

Tax benefit relating to stock options exercised ..            -     -          249         -           -             249

Compensation expense recognized for fair value
  of stock options granted .......................            -     -           43         -           -              43
                                                          -----   ---      -------    ------       -----         -------
Balance at December 31, 1996 .....................        7,560   $76      $40,986    $1,084       $(698)        $41,448
                                                          =====   ===      =======    ======       =====         =======


















    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                          YEAR ENDED DECEMBER 31,
                                                                     --------------------------------

                                                                      1994           1995      1996
                                                                     -------        -------   -------
                                                                             (IN THOUSANDS)
Cash flows from operating activities
  Net earnings (loss) ............................................   $  89         $    16   $  (422)
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities
       Depreciation and amortization .............................     287             405       512
       Non-cash compensation .....................................       -             225        43
       Bad debt expense ..........................................       9             230        45
       Loss on sale of assets ....................................      15              47         -
       Deferred income taxes .....................................       -             133        65
       Tax benefit from exercise of stock options ................       -               -       249
       Changes in operating assets and liabilities:
          Accounts receivable ....................................    (825)         (1,929)   (4,152)
          Accrued interest receivable and prepaid expenses .......     (14)            (39)     (302)
          Accounts payable .......................................     234             297     1,153
          Accrued liabilities ....................................     484           1,484       366
          Deferred revenue .......................................     544             (58)      648
          Income taxes payable ...................................       -               -       584
                                                                     -----         -------   -------
            Net cash provided by (used in) operating activities ..     823             811    (1,211)

Cash flows from investing activities:
  Purchases of property and equipment ............................    (353)           (807)   (2,125)
                                                                     -----         -------   -------
            Net cash used in investing activities ................    (353)           (807)   (2,125)

Cash flows from financing activities:
  (Repayment of) proceeds from lines of credit, net ..............    (340)             50       (50)
  Proceeds from notes payable to stockholder .....................       -             200         -
  Repayment of note payable to stockholder .......................       -             (49)     (156)
  Proceeds from issuance of common stock .........................       -               -    39,686
  Principal payments on stockholders' notes receivable ...........       -              35        31
                                                                     -----         -------   -------
            Net cash provided by (used in) financing activities ..    (340)            236    39,511
                                                                     -----         -------   -------
Net increase in cash and cash equivalents ........................     130             240    36,175
Cash and cash equivalents, beginning of period ...................      85             215       455
                                                                     -----         -------   -------
Cash and cash equivalents, end of period .........................   $ 215         $   455   $36,630
                                                                     =====         =======   =======
Supplemental disclosure of cash flow information - cash paid for:
  Interest .......................................................   $  16         $    16   $    47
  Income taxes ...................................................       -              40         -





    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



1.   SUMMARY OF ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its subsidiaries, Superior Consultant Company, Inc. ("Superior") and Unitive Corporation ("Unitive"), collectively referred to as the "Company". Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Unitive assists clients to develop, design, implement and maintain groupware and intranet and web-based information systems and solutions. The Company operates in one business segment.

     Historically, both Superior and Unitive were majority-owned by an individual. In connection with the completion of the initial public offering of common stock on October 16, 1996, the companies entered into and consummated a corporate reorganization, whereby Superior and Unitive became wholly-owned operating subsidiaries of Superior Consultant Holdings Corporation. This transaction was accounted for as a reorganization of entities under common control and accounted for in a manner similar to a pooling of interests. The accompanying consolidated financial statements and footnotes, and all share amounts included therein, give effect to the reorganization. All material intercompany accounts and transactions have been eliminated.

     Short-Term Investments

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Short-term investments at December 31, 1996 include commercial paper and money market accounts stated at cost, which approximates market.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment

     Property and equipment are stated at cost. Expenditures for major renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     During the 1996 fourth quarter, the Company changed the method used to calculate depreciation on new purchases of property and equipment from accelerated methods (principally the double-declining balance method) to the straight-line method. The Company believes the straight-line method provides a better matching of expenses with revenues over the productive life of the assets. In addition, the Company believes the new method should improve the comparability of its financial statements with other information technology consulting companies. The effect of the change during 1996 increased pro forma earnings and pro forma earnings per share by $58,600 and $.01, respectively. The effect of the change was not material to any individual quarter during 1996.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



1.   SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     Historically, Superior was taxed under Subchapter S of the Internal Revenue Code. The Subchapter S election of Superior was terminated prior to the closing of the initial public offering of common stock in October 1996. In addition, through December 31, 1994, Unitive had also elected to be taxed under Subchapter S. As a result of the Subchapter S elections, federal income taxes were payable personally by the stockholders. Accordingly, the 1994 consolidated statement of operations does not include a provision for federal income taxes, the 1995 statement includes a provision for federal income taxes only for Unitive, and the 1996 statement includes a provision for federal income taxes for Unitive for the entire year, and for Superior for only a portion of the year. Accordingly, a pro forma provision for income taxes is presented as if the consolidated Company was taxed as a C Corporation for the years ended December 31, 1995 and 1996.

     Taxes on earnings, including pro forma calculations and the impact of deferred income taxes as a result of termination of the Subchapter S election, are accounted for under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax expense recorded in the fourth quarter of 1996 as a result of Superior's termination of the Subchapter S election totalled approximately $130,000.

     Deferred Bonus

     Of the non-current deferred bonuses, approximately $190,000 are payable no later than March 1999, and approximately $390,000 are payable no later than March 2000, subject to and contingent upon employees' continued employment on those dates.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     Fair Value of Financial Instruments

     Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of the cash and short-term investments approximates their estimated fair values based upon quoted market prices. Management believes the fair value of stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

     Revenue Recognition

     The Company recognizes revenues as services are performed for projects billed on a time and materials basis. On fixed-fee projects, the Company recognizes revenue using the percentage of completion basis. Deferred revenue represents billings and collections made in advance of services being performed.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



1.   SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     Recently Issued Financial Accounting Standard

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which (i) replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.
Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15.

     SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented.

2.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:



                                                                              YEAR ENDED DECEMBER 31,
                                                                             -------------------------
                                                                             1994     1995     1996
                                                                             ----     ----     ----
     Allowance for doubtful accounts at beginning of year ..                  $40      $49     $279
     Charged to bad debt expense ...........................                    9      230       45
                                                                              ---     ----     ----
     Allowance for doubtful accounts at end of year ........                  $49     $279     $324
                                                                              ===     ====     ====

3.   PROPERTY AND EQUIPMENT


     Property and equipment consists of the following:

                                                         DECEMBER 31,      RANGE OF
                                                      ------------------    USEFUL
                                                      1995           1996    LIVES
                                                      -------------------  ---------
     Office equipment ..............................  $   338     $   735  5-7 Years
     Computer equipment ............................    1,275       2,375  5-7 Years
     Office machines ...............................      499         847  5-7 Years
     Condominiums ..................................        -         256   40 Years
     Leasehold improvements ........................        -          24    7 Years
                                                      -------     -------
                                                        2,112       4,237
        Less:  accumulated depreciation ............   (1,127)     (1,639)
                                                      -------     -------
     Property and equipment, net ...................  $   985     $ 2,598
                                                      =======     =======

          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                      (TABULAR AMOUNTS ARE IN THOUSANDS)


4.   LINES OF CREDIT

     Superior has a line of credit with a bank which allows borrowings of up to $2.5 million, due on demand, with no scheduled maturity date. Borrowings bear interest at 0.5% above the bank's prime rate and are collateralized by Superior's accounts receivable. At December 31, 1995 and December 31, 1996, there were no amounts outstanding on this line.

     Unitive has a line of credit with a bank which allows the Company to borrow up to $500,000, due on demand, with no scheduled maturity date. Borrowings bear interest at 0.5% above the bank's prime rate and are collateralized by all assets of Unitive. At December 31, 1995, $50,000 was outstanding on this line. There were no amounts outstanding on this line at December 31, 1996.

5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                          DECEMBER 31,
                                                        ---------------
                                                         1995     1996
                                                         ----     ----
        Payroll and withholding taxes ...............   $1,736   $1,094
        Commissions .................................      502    1,023
        Profit sharing ..............................      482      450
        Bonuses .....................................      281      668
                                                        ------   ------
                   Total accrued liabilities ........   $3,001   $3,235
                                                        ======   ======

6.   STOCKHOLDERS' EQUITY

     Initial Public Offering

     On October 16, 1996, the Company completed the public offering of 2,723,623 shares of its common stock at $16 per share, resulting in net proceeds of approximately $39,686,000. In connection with the offering, as discussed in Note 1, Superior terminated its Subchapter S status. The undistributed earnings of Superior as of the date of the termination of its S Corporation status were insignificant.

     Stock Option Plans

     In June 1987, Superior adopted the 1987 Key Employees' Stock Option Plan (the old Stock Plan) under which incentive and non-statutory stock options to acquire shares of Superior's common stock could be granted to officers and other employees. The old Stock Plan was administered by the Board of Directors and permitted the issuance of options for up to 1,600,025 shares of common stock. Effective January 1, 1993, the exercise price was the estimated fair market value per share as determined by the Board of Directors at the time the option was granted. Options were exercisable not sooner than the date of and immediately prior to (1) any sale of all or substantially all of Superior's stock or assets or a merger into an acquiring entity or (2) the initial public offering of common stock, and terminated if not exercised upon the occurrence of these events. As of December 31, 1995, Superior had granted 58,127 options to key management and members of the Board of Directors under the old Stock Plan, all of which were exercised during 1996. The old Stock Plan was terminated in 1996.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)


6.   STOCKHOLDERS' EQUITY (CONTINUED)

     Effective September 1, 1996, the Company adopted its Long-Term Incentive Plan (the new Plan). Pursuant to the new Plan, a maximum of 900,000 shares of common stock are reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options may have terms not exceeding ten years when granted. The Company granted 219,800 options in connection with its initial public offering at an exercise price per share equal to the initial public offering price. The exercise price of each option equals the market price of the Company's stock on the date of grant.

     The Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For options to non-employees, the Company follows the provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). For the year ended December 31, 1996, compensation expense of approximately $43,000 was recognized for the fair value of stock options granted to non-employees.

     Had compensation cost for the Plans been determined based on the fair value of all the options at the grant dates consistent with SFAS 123, for the year ended December 31, 1996 the Company's net loss, pro forma net earnings and pro forma net earnings per share would have been $(553,000), $2,284,000 and $0.42, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996: dividend yield of 0%, expected volatility of 52%, risk-free interest rate of 6.38%, and expected life of 5 years.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1994, 1995, and 1996, and changes during the years ending on those dates, is presented below:


                                                                    1994                 1995                1996
                                                           ---------------------  ------------------   -----------------
                                                                        Weighted            Weighted           Weighted
                                                                         Average             Average            Average
                                                           Shares       Exercise  Shares    Exercise   Shares   Exercise
                                                           (000)        Price     (000)      Price     (000)     Price
                                                           ------      ---------  ------    --------   ------  ---------
   Outstanding at beginning of year ...................    716          $2.48       714     $2.48       58      $ 3.40
   Granted ............................................      -              -         -         -      226      $16.14
   Exercised ..........................................      -              -         -         -      (58)     $ 3.40
   Forfeited ..........................................     (2)         $2.81      (656)    $2.41        -           -
                                                           ---                     ----                ---
   Outstanding at year-end ............................     714         $2.48        58     $3.40      226      $16.14
   Options exercisable at year-end ....................       -             -         -         -       21      $16.00
   Weighted-average fair value of options
     granted during the year ..........................       -             -         -         -      226      $ 8.44

   The following information applies to options outstanding at December 31, 1996:

            Number outstanding ........................    225,800
            Range of exercise prices ..................    $16.00 - $21.25
            Weighted-average exercise price ...........    $16.14
            Weighted-average remaining contractual life    4.78 years

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



7.   INCOME TAXES

     The historical income tax provision consists of the following:


                                                        Year Ended December 31,
                                                     ------------------------------
                                                       1994       1995       1996
                                                     ---------  ---------  ---------
Current federal income taxes ......................     $ -       $ 32       $540
Deferred federal income taxes .....................       -        133         65
Current state income taxes ........................       -          -         32
Tax benefit from exercise of stock options credited
  directly to additional paid-in capital ..........       -          -        249
                                                        ---       ----       ----
                                                        $ -       $165       $886
                                                        ===       ====       ====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                               1995   1996
                                                               ----   ----
    Deferred tax assets:
      Compensation expense ..................................   $  -   $540
      Allowance for bad debts ...............................      -    110
      Deferred revenue ......................................      -     79
                                                                ----   ----
         Total gross and net deferred tax assets ............      -    729

    Deferred tax liabilities:
      Change from cash to accrual basis of tax accounting for
         Unitive effective January 1, 1995, and for Superior
         effective January 1, 1996 ..........................    133    873
      Depreciation ..........................................      -     54
                                                                ----   ----
         Total gross deferred tax liabilities ...............    133    927
                                                                ----   ----
         Net deferred tax liability .........................   $133   $198
                                                                ====   ====

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



7.   INCOME TAXES (CONTINUED)

     A reconciliation of the provision for income taxes follows:


                                                                  Year ended December 31,
                                                                ---------------------------
                                                                       1995           1996
                                                                        Pro            Pro
                                                                1995   Forma   1996   Forma
                                                                ----  ------   ----  ------
Expected expense at the statutory rate ....................     $ 62  $  969   $158  $1,354
Effect of Superior's S Corporation election ...............       83       -    415       -
Permanent differences; expenses
  recognized for book, not tax ............................       20     119     32      55
Tax benefit from exercise of stock options
  credited directly to additional paid-in capital .........        -       -    249       -
State income taxes ........................................        -     127     32     159
                                                                ----  ------   ----  ------
      Total income taxes ..................................     $165  $1,215   $886  $1,568
                                                                ====  ======   ====  ======


8.   PROFIT-SHARING PLAN

     The Company has a profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. Profit sharing expense was $235,000, $450,000, and $450,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

9.   COMMITMENTS

     The Company leases its office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 1996 are summarized as follows:


              Years ending December 31:
                           1997 .............................  $  531
                           1998 .............................     503
                           1999 .............................     463
                           2000 .............................     407
                           2001 .............................     411
                           Thereafter .......................     644
                                                               ------
                           Total future minimum lease
                             payments .......................  $2,959
                                                               ======

     Rent expense amounted to approximately $298,000, $356,000 and $384,000 for the years ended December 31, 1994, 1995 and 1996, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



9.   COMMITMENTS (CONTINUED)

     In connection with its initial public offering, the Company entered into a tax indemnification agreement with three shareholders of Superior which provides for, among other things, the indemnification of each such shareholder for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees), and the repayment to the Company of any amounts received as refunds resulting from Superior's operations during the period in which it was an S Corporation. Management believes that the Company's maximum exposure pursuant to this agreement is not material.

10.  RELATED PARTY TRANSACTIONS

     The Company had an unsecured note payable to the trust of the majority stockholder which matured in August 1996, and bore interest at 8.75% per annum. Interest expense on this note was approximately $4,000 and $5,000 for the years ended December 31, 1995 and 1996, respectively.

     During 1995, Superior issued 658,833 shares of its common stock to two stockholders in exchange for two promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.7% per annum and require annual payments totaling $75,000. Interest income on these notes totaled approximately $40,000 and $58,000 for the years ended December 31, 1995 and 1996, respectively. The Company has recorded compensation expense and a related increase to additional paid-in capital of $225,000 for the year ended December 31, 1995 representing the difference between the estimated market value of the common stock at the date of issuance and its selling price.

     During the year ended December 31, 1996, the Company chartered aircraft from a company owned by the majority stockholder, at a total cost of approximately $36,000.

11.  MAJOR CUSTOMERS

     During the year ended December 31, 1994, the Company derived approximately 39% of its revenues from three customers, with each customer providing over 10% of revenues. During the year ended December 31, 1995, the Company derived approximately 13% of its revenues from a single customer. As of December 31, 1995, accounts receivable from a single customer comprised 15% of total assets. As of and for the year ended December 31, 1996, no single customer provided over 10% of the Company's accounts receivable or revenue.

12.  PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENTS (UNAUDITED)

     The following pro forma adjustments have been made to the historical results of operations to make the presentations more comparable in relation to future periods.

     (a) Elimination of executive compensation expense (including bonuses) in excess of the amount that would have been paid had the compensation-limiting agreements, for the majority stockholder and two other executive officers, which became effective concurrent with the closing of the Company's initial public offering of common stock on October 16, 1996, been effective throughout such periods.
     (b) Computation of federal income taxes assuming effective tax rates of 42.6% and 39.4% for the years ended December 31, 1995 and 1996, respectively, which would have been recorded had Superior been a C Corporation and after eliminating the executive compensation expense in (a).

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                       (TABULAR AMOUNTS ARE IN THOUSANDS)



12.  PRO FORMA AND SUPPLEMENTAL NET EARNINGS PER SHARE

     Pro forma net earnings per share is computed based on the weighted average number of shares of common stock outstanding during 1995 and 1996, and includes the dilutive effect of unexercised stock options using the treasury stock method.


                                                                   Year Ended
                                                                December 31, 1996
                                                                -----------------
            Supplemental net earnings..........................       $2,414
                                                                      ======
            Supplemental net earnings per share................       $ 0.44
                                                                      ======

            Weighted average number of common and common
              equivalent shares outstanding ...................        5,471
                                                                      ======



     Supplemental net earnings represents pro forma net earnings adjusted for the elimination of interest expense associated with the repayment of $260,000 in debt under lines of credit in conjunction with the Company's initial public offering.

     Supplemental net earnings per share has been computed by dividing supplemental net earnings by the weighted average number of common and common equivalent shares outstanding during the period used in the pro forma net earnings per share and the assumed issuance of 16,250 shares of common stock by the Company which would be necessary to generate gross proceeds sufficient to repay the $260,000 in debt outstanding at October 10, 1996 in conjunction with the Company's initial public offering.

13.  SUBSEQUENT EVENT

     Effective March 12, 1997, the Company purchased a healthcare consulting business in California for $3.2 million in cash, $1.6 million of newly-issued common stock, and a maximum additional payment of $1.45 million payable in cash over a three-year period.

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     2.1.      Merger Agreement -- Superior                                    (2)
     2.2.      Merger Agreement -- Unitive                                     (2)
     3.1.      Form of Amended and Restated Certificate of Incorporation of    (1)
               the Company
     3.2.      Form of By-Laws of the Company                                  (1)
     4.1.      Specimen Common Stock Certificate                               (1)
    10.1.      Form of Indemnification Agreement between the Company and       (1)
               each of its directors and officers
    10.2.      Form of Long-Term Incentive Compensation Plan                   (1)
    10.3.      Lease dated March 21, 1996 between PMTC Limited Partnership     (1)
               and Superior
    10.4.      Form of Tax Indemnification Agreement                           (2)
    10.5.      Employment Agreement dated December 8, 1995, between            (2)
               Superior Consultant Company, Inc. and Charles O. Bracken,
               and related 1996 Executive Vice President Bonus Plan
    10.6.      Employment Agreement dated December 8, 1995 between Superior    (2)
               Consultant Company, Inc. and Robert R. Tashiro, and related
               1996 Vice President Bonus Plan
    10.7.      Employment Agreement dated December 27, 1995, between           (2)
               Superior Consultant Company, Inc. and James T. House, and
               related 1996 Vice President Bonus Plan
    10.8.      Employment Agreement dated July 26, 1996, between Unitive       (2)
               Corporation and Kenneth Boone
    10.9.      Form of Amendment to Employment Agreement between Superior      (2)
               Consultant Company, Inc. and Robert R. Tashiro
    10.10.     Form of Amendment to Employment Agreement between Superior      (2)
               Consultant Company, Inc. and Charles O. Bracken
    10.11.     Form of Compensation Agreement Between Superior Consultant      (2)
               Holdings Corporation and Richard D. Helppie, Jr.
    10.12.     Promissory Note dated April 20, 1995, executed by Charles O.    (2)
               Bracken in favor of Superior Consultant Company, Inc.
    10.13.     Pledge Agreement dated April 20, 1995, between Charles O.       (2)
               Bracken and Superior Consultant Company, Inc.
    10.14.     Promissory Note dated April 20, 1995, executed by Robert R.     (2)
               Tashiro in favor of Superior Consultant Company, Inc.
    10.15.     Pledge Agreement dated April 20, 1995 between Superior          (2)
               Consultant Company, Inc. and Robert R. Tashiro
    10.16      Stock Purchase Agreement, dated March 12, 1997 among            (3)
               Superior Consultant Holdings Corporation, Superior
               Consultant Company, Inc., The Kaufman Group, Inc. Nathan S.
               Kaufman and Thomas S. Kumura
    18.*       Accountants' preferability letter regarding change in
               accounting method
    21.1.      Subsidiaries of Superior Consultant Holdings Corporation        (1)
    27.1*      Financial Data Schedule
    99.1       Press Release dated March 12, 1997                              (3)

-------------------------
 *  Filed herewith

(1) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-10213 as filed with the SEC on August 15, 1996.

(2) Incorporated by reference from the Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 333-10213 as filed with the SEC on September 20, 1996.

(3) Incorporated by reference from the Registrant's Form 8-K as filed with the SEC on March 26, 1997.