Form 10-Q
period 1997-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1997-05-09
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC 20549-1004





                                   FORM 10-Q





  x  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
 ---                               OF 1934
                 For the quarterly period ended March 31, 1997




                                     OR



     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
 ---                               OF 1934
                 For the transition period from          to




                         Commission file number 0-21485





                    SUPERIOR CONSULTANT HOLDINGS CORPORATION

             (exact name of registrant as specified in its charter)





         STATE OF DELAWARE                                    38-3306717
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)




  4000 Town Center, Suite 1100 Southfield, Michigan             48075
    (Address of principal executive offices)                  (Zip Code)




      Registrant's telephone number, including area code (810) 386-8300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---


As of May 2, 1997, 7,634,325 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION

                          Quarter Ended March 31, 1997

                                     INDEX





PART I - FINANCIAL INFORMATION                                          PAGE NO.

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1997
             and December 31, 1996 (unaudited)                             3

             Condensed Consolidated Statements of Operations for the
             three months ended March 31, 1997 and 1996 (unaudited)        4

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1997 and 1996 (unaudited)        5

             Notes to Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

PART II - OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                                14

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)




                        ASSETS                                                     MARCH 31,           DECEMBER 31,
                                                                                     1997                  1996
                                                                                  -----------          --------------
             Current assets
                Cash                                                              $     250             $   2,076
                Short-term investments                                               32,602                34,554
                Accounts receivable, net                                             10,271                 9,918
                Accrued interest receivable and prepaid expenses                        443                   456
                                                                                  ---------             ---------
                    Total current assets                                             43,566                47,004
             Property and equipment, net                                              3,495                 2,598
             Deferred income taxes                                                       85                    --
             Goodwill, net                                                            4,908                    --
                                                                                  ---------             ---------
                    Total Assets                                                  $  52,054             $  49,602
                                                                                  =========             =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
             Current liabilities
                Accounts payable                                                  $   2,747             $   2,271
                Accrued liabilities                                                   2,560                 3,235
                Deferred revenue                                                      1,100                 1,286
                Income taxes payable                                                    959                   584
                                                                                  ---------             ---------
                    Total current liabilities                                         7,366                 7,376
             Deferred income taxes                                                       --                   198
             Deferred performance bonuses                                               580                   580
             Stockholders' equity
                Preferred stock; authorized, 1,000,000 shares of
                $.01 par value; no shares issued or outstanding                          --                    --

                Common stock; authorized, 30,000,000 shares of
                $.01 par value; issued and outstanding, 7,634,325
                as of March 31, 1997 and 7,559,735 as of
                December 31, 1996                                                        76                    76

                Additional paid-in capital                                           42,560                40,986

                Retained earnings                                                     2,170                 1,084

                Stockholders' notes receivable                                         (698)                 (698)
                                                                                  ---------             ---------
                    Total stockholders' equity                                       44,108                41,448
                                                                                  ---------             ---------
                    Total Liabilities and Stockholders' Equity                    $  52,054             $  49,602
                                                                                  =========             =========





See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                  (Unaudited)






                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1997       1996
                                                      --------   --------
Revenues                                              $ 11,961   $  8,162

Costs and expenses
   Cost of services                                      5,896      3,924
   Selling, general and administrative expenses          4,597      3,078
   Executive compensation expense                          223      1,436
                                                      --------   --------
       Total costs and expenses                         10,716      8,438
                                                      --------   --------
       Earnings (loss) from operations                   1,245       (276)

Other income, principally interest income                  551          1
                                                      --------   --------
       Earnings (loss) before income taxes               1,796       (275)

Income taxes                                               710          -
                                                      --------   --------
       Net earnings (loss)                            $  1,086   $   (275)
                                                      ========   ========

       Net earnings per share                         $   0.14          -
                                                      ========

Pro forma earnings data

   Loss before income taxes, as reported                         $   (275)

       Adjustment for executive compensation expense                1,171
                                                                 --------
       Pro forma earnings before income taxes                         896

       Pro forma income tax expense                                   356
                                                                 --------
       Pro forma net earnings                                    $    540
                                                                 ========
       Pro forma net earnings per share                          $   0.11
                                                                 ========
       Weighted average number of common and common
       equivalent shares outstanding                    7,629       4,824
                                                      =======    ========





See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)




                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                            1997          1996
                                                                            ----          ----
Cash flows from operating activities:

        Net earnings (loss)                                               $ 1,086      $  (275)

        Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities

          Depreciation                                                        210          102

          Amortization of goodwill                                             14            -

          Bad debt expense                                                     30           30

          Deferred income taxes                                              (283)         (12)

          Changes in operating assets and liabilities:

            Accounts receivable                                              (383)      (1,291)

            Accrued interest receivable and prepaid
              expenses                                                         13           70

            Accounts payable                                                  476          242

            Accrued liabilities                                              (676)         613

            Deferred revenue                                                 (186)        (225)

            Income taxes payable                                              375            -
                                                                          -------       ------
              Net cash provided by (used in)
              operating activities                                            676         (746)

Cash flows used in investing activities:

      Purchase of The Kaufman Group                                        (3,347)           -

      Purchases of property and equipment                                  (1,107)        (210)
                                                                          -------      -------
              Net cash used in investing activities                        (4,454)        (210)

Cash flows from financing activities:

      Proceeds from lines of credit, net                                        -          605

      Repayment of note payable to stockholder                                  -          (50)
                                                                          -------      -------
        Net cash provided by financing activities                               -          555
                                                                          -------      -------
Net decrease in cash                                                       (3,778)        (401)

Cash and cash equivalents, beginning of period                             36,630          455
                                                                          -------      -------
Cash and cash equivalents, end of period                                  $32,852      $    54
                                                                          =======      =======
Supplemental disclosure of cash flow information:

      Interest expense                                                          -      $     8

      Income tax payments                                                 $   618            -

      Non-cash acquisition costs (issuance of common
      stock for The Kaufman Group)                                        $ 1,600            -




          See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

                                 March 31, 1997





Note 1 - BASIS OF PRESENTATION



        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 is not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1996 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1997.

NOTE 2 - PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENTS

        The following pro forma adjustments have been made to the 1996 historical results of operations to make the presentation more comparable in relation to 1997's actual results:

        (a) Elimination of executive compensation expense (including bonuses) in excess of the amount that would have been paid had the compensation limiting agreements, for the majority stockholder and two other executive officers, which became effective concurrent with the closing of the Company's initial public offering of common stock on October 16, 1996 ("IPO"), been effective throughout such periods.

        (b) Computation of federal income taxes assuming an effective tax rate of 40% for the three months ended March 31, 1996, which would have been recorded had one of the Company's subsidiaries, Superior Consultant Company, Inc., been a C corporation and after eliminating the executive compensation expense in (a).

NOTE 3 - PRO FORMA NET EARNINGS PER SHARE

        Pro forma net earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the respective periods, and includes the dilutive effect of unexercised stock options using the treasury stock method.

NOTE 4 - ACQUISITION

        Effective March 12, 1997, the Company purchased a healthcare consulting business in California, The Kaufman Group, for $3.2 million in cash, $1.6 million of newly-issued common stock, and a maximum additional payment of $1.45 million in cash over a three-year period. The acquisition is recorded using the purchase method of accounting. The entire purchase price has been allocated to goodwill and will be amortized over 15 years.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.
The effect of adopting this new standard has not been determined.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement on Form S-1 (File No. 333-10213).

        The Company conducts business through its two wholly-owned operating subsidiaries, Superior Consultant Company, Inc. ("Superior") and Unitive Corporation ("Unitive"). Superior is a leading healthcare consulting firm that provides a wide range of information technology (IT) consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Unitive assists clients in various industries in developing, designing, implementing and maintaining groupware and intranet and web based information systems and solutions, as well as enterprise messaging and custom applications and legacy systems integration.

        The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, which is distinguishable from the Company's general method of billing on a time and materials basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. To date in 1997, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. To date in 1997, the Company has been awarded two significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

        Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, and administration, including compensation and benefits.
Selling, general and administrative expenses as a percentage of total revenues has decreased over the past three fiscal years as the Company has leveraged its infrastructure expense across its growing revenue base.

        Prior to the IPO, executive compensation expense consisted of salaries, formula bonuses and discretionary bonuses paid to the majority stockholder and two other key executives. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth. The Company has entered into agreements with these individuals effective upon the IPO through December 31, 1997, which provide maximum annual compensation in an aggregate amount of $1,060,000 for these three key executives, comprised of base salary, and bonus amounts to be awarded based on the attainment of certain financial performance criteria. The foregoing compensation arrangements for these three officers did not apply to amounts paid on or prior to the IPO.

        The pro forma statement of operations data reflects an adjustment for executive officer compensation expense for the three months ended March 31, 1996 to eliminate the amount by which key executive compensation paid in such period was in excess of the estimated compensation that would have been paid under the recently adopted executive compensation agreements, as if such agreements were in place throughout such period. The estimated amount payable under the executive compensation agreements was calculated by assuming the payment to the executive officers of their base salaries plus 100% of their potential bonus for the applicable period.

        From January 1, 1987 to October 9, 1996 Superior was treated as a Subchapter S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Superior during this period was taxed directly to its stockholders rather than Superior. In addition, prior to January 1, 1995, Unitive was taxed as a Subchapter S corporation and thereafter as a Subchapter C corporation. Since the IPO, the Company, Superior and Unitive were subject to corporate federal income taxation on a consolidated basis as Subchapter C corporations.

        The pro forma statement of operations data reflects an adjustment to federal income taxes for the three months ended March 31, 1996, assuming Superior had been operating as a C corporation during such period, and reflects an effective tax rate of 40%, after giving effect to the executive officer compensation expense adjustments.

        In connection with the termination of Superior's S corporation status, in the fourth quarter of 1996 the Company recorded deferred income taxes of approximately $130,000 in accordance with Statement of Financial Accounting Standards No. 109," Accounting for Income Taxes." This income tax expense was in addition to income tax expense otherwise incurred in such quarter and was incurred upon termination of the Company's S corporation status.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED March 31, 1996


        Revenues.    Revenues increased by $3.8 million, or 46.5%, to $12.0
million for the three months ended March 31, 1997, as compared to $8.2 million for the three months ended March 31, 1996. The revenue growth was due primarily to strong growth in core lines of business, the completion of two major outsourcing contracts and the acquisition of The Kaufman Group.

        Cost of Services.    Cost of services increased by $2.0 million, or
50.3%, to $5.9 million for the three months ended March 31, 1997, as compared to $3.9 million for the three months ended March 31, 1996. The increase was due to the additional number of consultants required to support the Company's growth, as well as the costs of services associated with the outsourcing agreements and The Kaufman Group acquisition. Cost of services as a percentage of revenue increased to 49.3% for the three months ended March 31, 1997, as compared to 48.1% for the three months ended March 31, 1996. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, during the first quarter of 1997, the Company's consultant base grew by approximately 20%. This resulted in slightly lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of measurable performance goals.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996 (CONTINUED)


        Selling, general and administrative expenses.    Selling, general and
administrative expenses increased by $1.5 million, or 49.4 %, to $4.6 million for the three months ended March 31,1997 , as compared to $3.1 million for the three months ended March 31, 1996. This increase was due to the increase in incentive and other compensation, as well as increased recruiting and training
expenses consistent with the Company's growth.   Selling, general and
administrative expenses as a percentage of revenues increased to 38.4% for the three months ended March 31, 1997, as compared to 37.7% for the three months
ended March 31, 1996.   This increase was due to the expense of adding key
personnel in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, which precedes the anticipated revenue contribution.

        Executive compensation expense.    Executive compensation expense
decreased by $1,213,000 to $223,000 for the three months ended March 31, 1997, as compared to $1,436,000 for the three months ended March 31, 1996. As discussed previously, prior to the IPO, the Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S corporation and executive compensation expense was related primarily to the Company's earnings.

        Other income.   Other income increased by $550,000 to $551,000 for the
three months ended March 31, 1997, as compared to $1,000 for the three months ended March 31, 1996. This increase was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $39.7 million from the IPO in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. Prior to the IPO, the Company's primary source of liquidity was cash flow from operations. The Company believes that funds generated from operations, together with the remaining proceeds received from its IPO and available credit under its bank credit facilities, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

        At March 31, 1997, the Company had cash and cash equivalents of $32.9 million and working capital of $36.2 million. Working capital at March 31, 1997 represents a decrease of $3.4 million from December 31, 1996 resulting primarily from purchases of property and equipment and the acquisition of The Kaufman Group in March 1997.

        The Company has two collateralized lines of credit facilities at
Comerica Bank N.A. totaling $3.0 million.   The credit facilities bear interest
at 0.5% over prime. As of March 31, 1997, the Company had no amounts outstanding on these lines.

        Net cash provided by operating activities for the three months ended March 31, 1997 was $676,000, compared with net cash used in operations of $746,000 for the three months ended March 31,1996. The increase in cash provided by operations is primarily due to higher earnings before depreciation in the current period, which was partially offset by a reduction in accrued liabilities.

        Net cash used in investing activities of $4.5 million during the three months ended March 31, 1997 consists of additions to property and equipment and the acquisition of The Kaufman Group.

        Net cash provided by financing activities during the three months ended March 31, 1996 was principally the result of borrowings on the Company's lines of credit to fund operations and purchases of property and equipment. There were no cash flows from financing activities during the three months ended March 31, 1997.

        As noted above, effective March 12, 1997 the Company purchased The Kaufman Group for $3.2 million in cash, $1.6 million of newly-issued common stock, and a maximum additional payment of $1.45 million in cash over a three-year period.

        The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

                10.16 Stock Purchase Agreement, dated March 12, 1997 among Superior Consultant Holdings Corporation, Superior Consultant Company, Inc., The Kaufman Group, Inc.,
                        Nathan S. Kaufman and Thomas S. Kumura               (1)

                27*     Financial Data Schedule for the Quarter Ended
                        March 31, 1997

                99.1    Press Release dated March 12, 1997                   (1)


        (b)     Form 8-K

                The Company filed a Current Report on Form 8-K, on
                March 26, 1997, announcing the acquisition by the Company's wholly-owned subsidiary, Superior Consultant Company, Inc., of all the outstanding securities of The Kaufman Group, a healthcare consulting corporation organized under the laws of California. No financial statements or pro forma financial information were filed with the Current Report on Form 8-K, but will be filed in an amendment to the Form 8-K within 60 days of the filing date of the Form 8-K.

______________________

*       Filed herewith

(1) Incorporated by reference from the Company's Form 8-K as filed with the SEC on March 26, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Superior Consultant Holdings Corporation

Date    May 9, 1997           By:    /s/ Richard D. Helppie, Jr.
                                  ------------------------------------
                              Richard D. Helppie, Jr.
                              President, Chief Executive Officer
                              (Principal Executive Officer)



Date    May 9, 1997           By:   /s/ James T. House
                                 -------------------------------------
                              James T. House
                              Vice President and Chief Financial Officer
                              (Principal Financial and Accounting Officer)