Form 10-Q
period 1997-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1997-08-07
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004


                                   FORM 10-Q


 x      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
---
OF 1934
                  For the quarterly period ended June 30, 1997


                                       OR


_____   TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
ACT OF 1934
             For the transition period from                      to


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


       Registrant's telephone number, including area code (248 ) 386-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of July 30, 1997, 7,634,325 shares of the registrants common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                          QUARTER ENDED JUNE 30, 1997
                                     INDEX


PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets as of June             3
              30, 1997 and December 31, 1996 (unaudited)

              Condensed Consolidated Statements of Operations              4
              for the three and six months ended June 30, 1997 and 1996 (unaudited)

              Condensed Consolidated Statements of Cash Flows              5
              for the six months ended June 30, 1997 and 1996 (unaudited)

              Notes to Financial Statements                                6


  Item 2.     Management's Discussion and Analysis of Financial            8
              Condition and Results of Operations


PART II - OTHER INFORMATION

  Item 4.     Submission of Matters to a Vote of Security Holders.        14

  Item 5.     Other Information                                           14

  Item 6.     Exhibits and Reports on Form 8-K                            14



  SIGNATURES                                                              15

Part 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements



          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)
                                 (Unaudited)

                                                                                    JUNE 30,    DECEMBER 31,
           ASSETS                                                                     1997         1996
                                                                                    --------    -----------
Current assets
   Cash                                                                             $    383       $ 2,076
   Short-term investments                                                             31,596        34,554
   Accounts receivable, net                                                           10,554         9,918
   Prepaid Taxes                                                                          67             0
   Accrued interest receivable and prepaid expenses                                      377           456
                                                                                    --------       -------

      Total current assets                                                            42,977        47,004

Property and equipment, net                                                            4,055         2,598
Deferred income taxes                                                                     89             0
Goodwill, net                                                                          4,872             0
                                                                                    --------       -------

      Total Assets                                                                  $ 51,993       $49,602
                                                                                    ========       =======
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                 $  1,568       $ 2,271
   Accrued liabilities                                                                 3,539         3,235
   Deferred revenue                                                                    1,118         1,286
   Income taxes payable                                                                    -           584
                                                                                    --------       -------

      Total current liabilities                                                        6,225         7,376

Deferred income taxes                                                                      -           198
Deferred performance bonuses                                                             580           580
Stockholders' equity
   Preferred stock; authorized, 1,000,000 shares of
   $.01 par value; no shares issued or outstanding                                         -             -

   Common stock; authorized, 30,000,000 shares of
   $.01 par value; issued and outstanding, 7,634,325 as of
   June 30, 1997 and 7,559,735 as of December 31, 1996                                    76            76

   Additional paid-in capital                                                         42,548        40,986

   Retained earnings                                                                   3,262         1,084

   Stockholders' notes receivable                                                       (698)         (698)
                                                                                    --------       -------
      Total stockholders' equity                                                      45,188        41,448
                                                                                    --------       -------
      Total Liabilities and Stockholders' Equity                                    $ 51,993       $49,602
                                                                                    ========       =======

See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,                JUNE 30,
                                                              1997          1996      1997         1996
                                                              ---------   ---------   --------    --------

Revenues                                                      $  14,013   $   8,385   $ 25,974    $ 16,547

Costs and expenses
     Cost of services                                             7,067       4,273     12,963       8,197
     Selling, general and administrative expenses                 5,328       3,172      9,925       6,250
     Executive compensation expense                                 221       1,164        444       2,600
                                                              ---------   ---------   --------    --------
        Total costs and expenses                                 12,616       8,609     23,332      17,047
                                                              ---------   ---------   --------    --------
        Earnings (loss) from operations                           1,397        (224)     2,642        (500)
Other income, principally interest income                           425           5        976           6
                                                              ---------   ---------   --------    --------
        Earnings (loss) before income taxes                       1,822        (219)     3,618        (494)
Income taxes                                                        730           -      1,440          13
                                                              ---------   ---------   --------    --------
        Net earnings (loss)                                   $   1,092   $    (219)  $  2,178    $   (507)
                                                              =========   =========   ========    ========
        Net earnings per share                                $    0.14           -   $   0.28           -
                                                              =========               ========

Pro forma earnings data
     Loss before income taxes, as reported                                $    (219)              $   (494)
     Adjustment for executive compensation expense                              899                  2,070
                                                                          ---------               --------
     Pro forma earnings before income taxes                                     680                  1,576
     Pro forma income tax expense                                               269                    625
                                                                          ---------               --------
     Pro forma net earnings                                               $     411               $    951
                                                                          =========               ========
     Pro forma net earnings per share                                     $    0.09               $   0.20
     Weighted average number of common                                    =========               ========
       and common equivalent shares outstanding                   7,752       4,824      7,688       4,824
                                                              =========   =========   ========    ========




See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     1997                1996
                                                                                     ----                ----


Cash flows from operating activities:

  Net earnings (loss)                                                                $   2,178         $ (507)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating activities:
    Depreciation                                                                           450            204
    Amortization of goodwill                                                                97              -
    Bad debt expense                                                                       157             59
    Deferred income taxes                                                                 (287)           (17)
    Changes in operating assets and liabilities:
       Accounts receivable                                                                (793)        (1,799)
       Accrued interest receivable and prepaid expenses                                     79            (51)
       Accounts payable                                                                   (703)           (72)
       Accrued liabilities                                                                 304          2,270
       Deferred revenue                                                                   (168)          (526)
       Income taxes payable                                                               (651)            30
                                                                                     ---------         ------
         Net cash provided by (used in) operating activities                               663           (409)

Cash flows used in investing activities:
    Purchase of The Kaufman Group                                                       (3,407)             -
    Purchases of property and equipment                                                 (1,907)          (479)
                                                                                     ---------         ------
         Net cash used in investing activities                                          (5,314)          (479)

Cash flows from financing activities:
    Proceeds from lines of credit, net                                                       -            630
    Repayment of note payable to stockholder                                                 -            (83)
    Principal payments on stockholders' notes receivable                                     -              1
                                                                                     ---------         ------
         Net cash provided by financing activities                                           -            548
                                                                                     ---------         ------
Net decrease in cash                                                                    (4,651)          (340)

Cash and cash equivalents, beginning of period                                          36,630            455
                                                                                     ---------         ------
Cash and cash equivalents, end of period                                             $  31,979         $  115
                                                                                     =========         ======

Supplemental disclosure of cash flow information:
    Interest expense                                                                         -         $   12
    Income tax payments                                                              $   2,374         $   12
    Non-cash acquisition costs (issuance of common stock
     for The Kaufman Group)                                                          $   1,600              -

See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

    (b) Computation of federal income taxes assuming an effective tax rate of 40% for the three months and six months ended June 30, 1996, which would have been recorded had one of the Company's subsidiaries, Superior Consultant Company, Inc., been a C corporation and after eliminating the executive compensation expense in (a).

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

    The Company conducts business through its two wholly-owned operating subsidiaries, Superior Consultant Company Inc. ("Superior") and Enterprise Consulting Group ("Enterprise", formerly "Unitive Corporation"). Superior is a leading healthcare consulting firm that provides a wide range of information technology (IT) consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assists clients in various industries in developing, designing, implementing and maintaining groupware and intranet and web based information systems and solutions, as well as enterprise messaging and custom applications and legacy systems integration.

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

    Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, and administration, including compensation and benefits. Selling, general and administrative expenses as a percentage of total revenues has decreased over the past three full fiscal years as the Company has leveraged its infrastructure expense across its growing revenue base.

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

    The pro forma statement of operations data reflects an adjustment for executive officer compensation for the three months and six months ended June 30, 1996 to eliminate the amount by which key executive compensation paid in such periods was in excess of the estimated compensation that would have been paid under the recently adopted executive compensation agreements, as if such agreements were in place throughout such periods. The estimated amount payable under the executive compensation agreements was calculated by assuming the payment to the executive officers of their base salaries plus 100% of their potential bonus for the applicable period.

    From January 1, 1987 to October 9, 1996 Superior was treated as a Subchapter S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Superior during this period was taxed directly to its stockholders rather than Superior. In addition, prior to January 1, 1995, Enterprise was taxed as a Subchapter S corporation and thereafter as a Subchapter C corporation. Since the IPO, the Company, Superior and Enterprise were subject to corporate federal income taxation on a consolidated basis as Subchapter C corporations.

    The pro forma statement of operations data reflects an adjustment to federal income taxes for the three months and six months ended June 30, 1996, assuming Superior had been operating as a C corporation during such periods, and reflects an effective tax rate of 40.0%, after giving effect to the executive officer compensation expense adjustments.

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


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Revenues.    Revenues increased by $5.6 million, or 67.1%, to $14.0 million for the three months ended June 30, 1997, as compared to $8.4 million for the three months ended June 30, 1996. The revenue increase was due primarily to continued strong growth in core lines of business, as well as a full quarter of activity from the two new outsourcing contracts and The Kaufman Group, all of which closed in the first quarter of 1997.

    Cost of Services.    Cost of services increased by $2.8 million, or 65.4%,
to $7.1 million for the three months ended June 30, 1997, as compared to $4.3 million for the three months ended June 30, 1996. The increase was due to the hiring of additional consultants required to support the Company's revenue growth, as well as the costs of services associated with the two new outsourcing agreements and The Kaufman Group activity. Cost of services as a percentage of revenue decreased to 50.4% for the three months ended June 30, 1997, as compared to 51.0% for the three months ended June 30, 1996. This slight reduction was caused by an increase in average consultant utilization due to the activity associated with the two new outsourcing agreements.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996 (CONTINUED)

    Selling, general and administrative expenses.    Selling, general and
administrative expenses increased by $2.1 million, or 68.0%, to $5.3 million for the three months ended June 30,1997, as compared to $3.2 million for the three months ended June 30, 1996. This increase was due to incentive and other compensation expenses associated with the addition of key personnel during the first quarter in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, as well as higher recruiting and training expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues increased slightly to 38.0% from 37.8% primarily due to the inclusion of goodwill amortization related to the acquisition of The Kaufman Group.

    Executive compensation expense.    Executive compensation expense decreased
by $943,000 to $221,000 for the three months ended June 30, 1997, as compared to $1,164,000 for the three months ended June 30, 1996. As discussed previously, prior to the IPO, the Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S corporation and executive compensation expense was related primarily to the Company's earnings.

    Other income.   Other income increased by $420,000 to $425,000 for the
three months ended June 30, 1997, as compared to $5,000 for the three months ended June 30, 1996. This increase was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $39.7 million from the IPO in October, 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Revenues.   Revenues increased by $9.5 million, or 57.0%, to $26.0 million for the six months ended June 30, 1997, as compared to $16.5 million for the six months ended June 30, 1996. The revenue growth was due primarily to strong growth in core lines of business, and activity associated with both the two new outsourcing contracts and The Kaufman Group.

    Cost of Services. Cost of services increased by $4.8 million, or 58.1%, to $13.0 million for the six months ended June 30, 1997, as compared to $8.2 million for the six months ended June 30, 1996. The increase was due to the hiring of additional consultants required to support the Company's revenue growth, as well as the costs of services associated with the two new outsourcing agreements and The Kaufman Group activity. Cost of services as a percentage of revenue increased to 49.9% for the six months ended June 30, 1997, as compared to 49.5% for the six months ended June 30, 1996. This increase is attributable to the increase in the Company's consultant base which
grew by approximately 40% during the first six months of 1997.   This resulted
in slightly lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of measurable performance goals.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996 (CONTINUED)

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.6 million, or 58.8%, to $9.9 million for the six months ended June 30,1997, as compared to $6.3 million for the six months ended June 30, 1996. This increase was due to incentive and other compensation expenses associated with the addition of key personnel during the first quarter in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, as well as higher recruiting and training expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues increased to 38.2% for the six months ended June 30, 1997, as compared to 37.8%
for the six months ended June 30, 1996.   This increase was due to the
inclusion of goodwill amortization relating to the acquisition of The Kaufman Group.

    Executive compensation expense. Executive compensation expense decreased by $2,156,000 to $444,000 for the six months ended June 30, 1997, as compared to
$2,600,000 for the six months ended June 30, 1996.   As discussed previously,
prior to the IPO, the Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S corporation and executive compensation expense was related primarily to the Company's earnings.

    Other Income. Other income increased by $970,000 to $976,000 for the six months ended June 30, 1997, as compared to $6,000 for the six months ended June 30, 1996. This increase was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $39.7 million from the IPO in October, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. Prior to the IPO, the Company's primary source of liquidity was cash flow from operations. The Company believes that funds generated from operations, together with the remaining proceeds received from its IPO and available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

    At June 30, 1997, the Company had cash and cash equivalents of $32.0 million and working capital of $36.8 million. Working capital at June 30, 1997 represents a decrease of $2.9 million from December 31, 1996 resulting primarily from purchases of property and equipment and the acquisition of The Kaufman Group in March, 1997.

    The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the current prime rate. As of June 30, 1997, the Company had no amounts outstanding under this line of credit arrangement.

    Net cash provided by operating activities for the six months ended June 30, 1997 was $663,000, compared with net cash used in operations of $409,000 for the six months ended June 30,1996. The increase in cash provided by operations is primarily due to higher earnings before depreciation and goodwill in the current period; partially offset by an increase in accounts receivable and decreases in accounts payable and income taxes payable.

    Net cash used in investing activities of $5.3 million during the six months ended June 30, 1997 consists of additions to property and equipment and the acquisition of The Kaufman Group.

    Net cash provided by financing activities during the six months ended June 30, 1996 was principally the result of borrowings on the Company's lines of credit to fund operations and purchases of property and equipment. There were no cash flows from financing activities during the six months ended June 30, 1997.

    The company does not believe that inflation has had a material effect on the results of its operations in the past three years.

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.

     On May 14, 1997 the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Douglas S. Peters and Bernard J. Lachner to the Company's board of directors. Mr. Peters and Mr. Lachner were each elected to serve a three-year term expiring at the Company's annual meeting in 2000. In the election of Mr. Peters, 6,895,149 total votes were cast in favor and 4,890 votes were withheld. In the election of Mr. Lachner, 6,895,149 total votes were cast in favor and 4,890 votes were withheld. In addition to Mr. Peters and Mr. Lachner, the other directors serving on the Company's six-person board of directors are Donald Simborg, M.D. and Reginald Ballantyne III (each with terms continuing until 1998), and Richard Helppie, Jr. and Richard Saslow (each with terms continuing until 1999).

Item 5. Other Information

     On July 29, 1997, the Company completed a business combination with COMSUL, Ltd., a California corporation specializing in information systems, telecommunications, and corporate facilities and organizational design for a wide range of clients ("Comsul"). The business of Comsul will be combined with the business of the Company's Enterprise Consulting Group, Inc. subsidiary. The transaction was consummated as a merger involving the issuance of shares of the Company's Common Stock having a value of approximately $8.3 million based on a market trading average over a period ending immediately prior to the first public announcement of the transaction on June 24, 1997. Reference is made to the Agreement and Plan of Merger, a copy of which is filed as an exhibit hereto.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

        10.17* Plan and Agreement of Merger, dated July 28, 1997, among Superior Consultant Holdings Corporation, CMSL Acquisition Corp., COMSUL, LTD., and certain shareholders of COMSUL, LTD.

        27*       Financial Data Schedule for the Quarter Ended June 30, 1997

        99.2*     Press Release dated July 29, 1997



   (b)       Form 8-K/A

             The Company filed a Current Report on Form 8-K/A, dated May 27, 1997, relating to Form 8-K, dated March 26, 1997 announcing the acquisition by the Company's wholly-owned subsidiary, Superior Consultant Company, Inc., of all the outstanding securities of The Kaufman Group, a healthcare consulting corporation organized under the laws of California.
             The Current Report on Form 8 K/A included required financial statements with respect to The Kaufman Group for the year ended December 31, 1996 and pro forma financial information for the year ended December 31, 1996 presenting the historical results of the Company combined with The Kaufman Group and the pro forma adjustments as if the acquisition had been made at the beginning of the period presented.

___________________

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                               Superior Consultant Holdings Corporation


Date         August 6, 1997    By: /s/ Richard D. Helppie, Jr.
             ------------------   ---------------------------
                                   Richard D. Helppie, Jr,
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date         August 6, 1997    By: /s/ James T. House
             ------------------   ---------------------------
                                   James T. House
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION

10.17 Plan and Agreement of Merger, dated July 28, 1997, among Superior Consultant Holdings Corporation, CMSL Acquisition Corp., COMSUL, LTD., and certain shareholders of COMSUL, LTD.

27                      Financial Data Schedule for the Quarter Ended June 30,
                        1997

99.2                    Press Release dated July 29, 1997