Form 10-Q
period 1997-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1997-11-14
CIK 1020999

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
 ----                            ACT OF 1934
              For the quarterly period ended September 30, 1997


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


      Registrant's telephone number, including area code (248) 386-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ----   ----
As of November 4, 1997, 10,206,464 shares of the registrant's common stock (par value $.01) were outstanding.

                  SUPERIOR CONSULTANT HOLDINGS CORPORATION
                      QUARTER ENDED SEPTEMBER 30, 1997
                                    INDEX



PART I - FINANCIAL INFORMATION                                                            PAGE NO.
  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996 (unaudited)                              3

            Condensed Consolidated Statements of Operations for the three and
            nine months ended September 30, 1997 and 1996 (unaudited)                         4

            Condensed Consolidated Statements of Cash Flows for the nine months               5
            ended September 30, 1997 and 1996 (unaudited)

            Notes to Financial Statements                                                     6

  Item 2.   Management's Discussion and Analysis of Financial Condition and                   9
            Results of Operations

  Item 3.   Quantitative and Qualitative Disclosure About Market Risk Sensitive Instruments  15

PART II - OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds                                        16


  Item 5.   Other Information                                                                16

  Item 6.   Exhibits and Reports on Form 8-K                                                 16


  SIGNATURES                                                                                 17


PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
              SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 1997           1996
                 ASSETS                                                       (RESTATED)
                 ------                                    --------------    ------------
 Current assets
     Cash                                                      $    707      $  2,241
     Short-term investments                                      26,026        34,554
     Accounts receivable, net                                    16,758        13,751
     Prepaid taxes                                                    -           178
     Accrued interest receivable and prepaid expenses             1,040           757
                                                               --------      --------
        Total current assets                                     44,531        51,481

 Property and equipment, net                                      5,989         3,457
 Deferred income taxes                                              319           560
 Goodwill, net                                                    4,795             -
 Other long term assets                                              57            96
                                                               --------      --------
        Total Assets                                           $ 55,691      $ 55,594
                                                               ========      ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
 Current liabilities
     Lines of credit                                           $      -      $  1,298
     Current portion of long-term debt                               34            79
     Accounts payable                                             3,306         2,915
     Accrued liabilities                                          3,427         4,768
     Deferred revenue                                             1,573         1,703
     Income taxes payable                                           204           705
                                                               --------      --------
        Total current liabilities                                 8,544        11,468

 Long-term debt                                                     205         1,200
 Deferred income taxes                                                -           270
 Deferred performance bonuses                                       580           580
 Deferred compensation                                                -           705
 Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of
     $.01 par value; no shares issued or outstanding                  -             -

     Common stock; authorized, 30,000,000 shares of
     $.01 par value; issued and outstanding, 8,206,464 as of
     September 30, 1997 and 8,131,874 as of December 31, 1996        82            82

     Additional paid-in capital                                  45,051        42,966

     Retained earnings (deficit)                                  1,927          (979)

     Stockholders' notes receivable                                (698)         (698)
                                                               --------      --------
        Total stockholders' equity                               46,362        41,371
                                                               --------      --------
        Total Liabilities and Stockholders' Equity             $ 55,691      $ 55,594
                                                               ========      ========


See notes to condensed consolidated financial statements.

          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              CONDENSEND CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                        ---------------------    ----------------------
                                                                          1997       1996           1997        1996
                                                                                   (RESTATED)                (RESTATED)
                                                                        --------   ----------     --------   ----------
Revenues                                                                 $19,491     $12,625       $53,573     $36,028

Costs and expenses
 Cost of services                                                          9,850       6,116        27,047      17,434
 Selling, general and administrative expenses                              7,517       5,010        21,388      15,068
 Executive compensation expense                                              208       1,673           652       4,273
                                                                         -------     -------       -------     -------
    Total costs and expenses                                              17,575      12,799        49,087      36,775
                                                                         -------     -------       -------     -------
    Earnings (loss) from operations                                        1,916        (174)        4,486        (747)
Other income (expense), principally interest                                 498         (30)        1,415        (157)
Costs incurred in connection with mergers                                   (692)          -          (692)          -
                                                                         -------     -------       -------     -------
    Earnings (loss) before income taxes and extraordinary item             1,722        (204)        5,209        (904)

Income taxes                                                                 933          56         2,303          37
                                                                         -------     -------       -------     -------
    Net earnings (loss) before extraordinary item                            789        (260)        2,906        (941)

Extraordinary gain on early extinguishment of debt,
    net of income taxes                                                        -           -             -         366
                                                                         -------     -------       -------     -------
    Net earnings (loss)                                                  $   789     $  (260)      $ 2,906     $  (575)
                                                                         =======     =======       =======     =======

    Net earnings per share                                               $  0.09           -       $  0.35           -
                                                                         =======     =======       =======
Pro forma earnings data

 Earnings (loss) before income taxes and
    extraordinary item, as reported                                                  $  (204)                  $  (904)
 Adjustment for executive compensation expense                                         1,408                     3,478
                                                                                     -------                   -------
 Earnings before income taxes and extraordinary item                                   1,204                     2,574
 Income tax expense                                                                      477                     1,164
                                                                                     -------                   -------
 Net earnings before extraordinary item                                                  727                     1,410
 Extraordinary item, net of income taxes                                                   -                       366
                                                                                     -------                   -------
 Net earnings                                                                        $   727                   $ 1,776
                                                                                     =======                   =======
 Net earnings before extraordinary item per share                                    $  0.13                   $  0.26
 Extraordinary gain per share                                                              -                      0.07
                                                                                     -------                   -------
 Net earnings per share                                                              $  0.13                   $  0.33
                                                                                     =======                   =======

 Weighted average number of common
   and common equivalent shares outstanding                                8,379       5,396         8,304       5,396
                                                                         =======     =======       =======     =======



See notes to condensed financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In THOUSANDS)
                                  (UNAUDITED)


                                                                     NINE MONTHS        ENDED SEPTEMBER 30,
                                                                         1997                 1996
                                                                                           (RESTATED)
                                                                    ------------        -------------------
  Cash flows from operating activities:
    Net earnings (loss)                                               $  2,906                ($575)
    Adjustments to reconcile net earnings (loss)
      to net cash used in operating activities:
      Depreciation                                                         872                  417
      Amortization of goodwill                                             180                    -
      Bad debt expense                                                     217                  362
      Deferred income taxes                                                (29)                 (77)
      Deferred performance bonuses                                           -                 (448)
      Deferred compensation                                                  -                  659
      Changes in operating assets and liabilities:
        Accounts receivable                                             (3,224)              (5,077)
        Accrued interest receivable and prepaid expenses                  (105)                 (62)
        Other assets                                                        39                   10
        Accounts payable                                                   391                  323
        Accrued liabilities                                             (2,046)               3,477
        Deferred revenue                                                  (130)                 523
        Income taxes payable                                              (501)                   -
                                                                      --------              -------
              Net cash used in operating activities                     (1,430)                (468)

  Cash flows used in investing activities:
    Purchase of The Kaufman Group                                       (3,419)                   -
    Purchases of property and equipment                                 (3,404)              (1,174)
                                                                      --------              -------
              Net cash used in investing activities                     (6,823)              (1,174)

  Cash flows from financing activities:
    Repurchase of common stock                                             (41)                 (27)
    Common stock issued in connection with exercise
       of stock options and other                                           80                   28
    (Repayment of) proceeds from lines of credit, net                   (1,298)                 864
    (Repayment of) proceeds from notes payable                            (550)                 368
    Repayment of note payable to stockholder                                 -                  (61)
    Principal payments on stockholders' notes receivable                     -                   14
                                                                      --------              -------
              Net cash (used in) provided by financing activities       (1,809)               1,186
                                                                      --------              -------
  Net decrease in cash                                                 (10,062)                (456)

  Cash and cash equivalents, beginning of period                        36,795                  747
                                                                      --------              -------
  Cash and cash equivalents, end of period                            $ 26,733              $   291
                                                                      ========              =======
  Supplemental disclosure of cash flow information:
    Interest expense                                                  $    117              $   175
    Income tax payments                                               $  3,141              $    24
    Non-cash conversion of Chi debt to equity                         $      -              $   479
    Non-cash Chi deferred compensation transaction,
      net of deferred taxes                                           $    460              $     -
    Non-cash acquisition costs (issuance of common stock
     for The Kaufman Group)                                           $  1,600              $     -



See notes to condensed consolidated financial statements.

          SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered
necessary for a fair presentation have been included.   As a result of the
pooling of interest transactions completed in the third quarter, as described in Note 4 below, all consolidated financial statements and related schedules presented for the three and nine month periods ended September 30, 1997 and 1996 and as of December 31, 1996 have been restated to include the results of operations and financial position of COMSUL, Ltd., a California Corporation ("COMSUL") and Chi Systems, Inc., a Michigan Corporation ("Chi"), and all share quantities and per share amounts have been restated to give effect to the COMSUL and Chi mergers. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

     (b) Computation of federal income taxes assuming an effective tax rate of 39.6% for the three and nine months ended September 30, 1996, which would have been recorded had one of the Company's subsidiaries, Superior Consultant Company, Inc., been a C corporation and after eliminating the executive compensation expense in (a).

NOTE 3 -  NET EARNINGS PER SHARE

     Net earnings per share is computed based on the weighted average number of shares of Common Stock outstanding during the respective periods, and includes the dilutive effect of unexercised stock options using the treasury stock method.

NOTE 4 - BUSINESS ACQUISITIONS

     Effective March 12, 1997, the Company purchased a healthcare consulting business in California, The Kaufman Group, for $3.2 million in cash, $1.6 million of newly-issued Common Stock (74,590 shares), and a maximum additional payment of $1.45 million in cash over a three-year period. The acquisition has been recorded using the purchase method of accounting. The entire purchase price has been allocated to goodwill and will be amortized over 15 years. Reference is made to the Stock Purchase Agreement, a copy of which was filed with the Company's Form 8-K on March 26, 1997.

     On July 29, 1997, the Company completed a business combination with COMSUL, which specializes in information systems, telecommunications, and corporate facilities and organizational design for a wide range of clients. The business of COMSUL has been combined with the business of one of the Company's wholly-owned subsidiaries, Enterprise Consulting Group, ("Enterprise", formerly "Unitive Corporation"). The acquisition has been recorded as a pooling of interests, with the issuance of 240,630 shares of the Company's Common Stock having a value of approximately $7.7 million based on a market trading average over a period ending immediately prior to the first public announcement of the transaction on June 24, 1997. Reference is made to the Plan and Agreement of Merger, a copy of which was filed with the Company's Quarterly Form 10-Q for the period ended June 30, 1997.

     On August 14, 1997, the Company completed a business combination with Chi, of Ann Arbor, Michigan, which specializes in strategic, operational, and facility planning consulting to the healthcare industry. The business of Chi has been combined with the business of one of the Company's wholly-owned subsidiaries, Superior Consultant Company, Inc. ("Superior"). The acquisition has been recorded as a pooling of interests, with the issuance of 331,509 shares of the Company's Common Stock having a value of approximately $11.2 million based on a market trading average over a 20 day period ending two days prior to the consummation of the transaction. Reference is made to the Plan and Agreement of Merger, a copy of which was filed with the Company's Form 8-K on August 28, 1997.

     As a result of the pooling of interests transactions with COMSUL and Chi, the separate results of the combining enterprises for the six months ended June 30, 1997, the end of the interim period nearest the dates the acquisitions were consummated, and the nine months ended September 30, 1996 are as follows (in 000's):


                                                         Six months ended     Nine months ended
                                                            June 30, 1997    September 30, 1997
                                                         ----------------    ------------------
Revenues:
---------
  Superior Consultant Holdings Corporation, as reported       $25,974           $25,502
  COMSUL                                                        4,079             4,666
  Chi                                                           4,029             5,860
                                                              -------           -------
                                                              $34,082           $36,028
                                                              =======           =======

Extraordinary Item:
-------------------
  Superior Consultant Holdings Corporation, as reported             -                 -
  COMSUL                                                            -                 -
  Chi                                                               -           $   366
                                                              -------           -------
                                                              $     0           $   366
                                                              =======           =======
Net earnings (loss):
--------------------
  Superior Consultant Holdings Corporation, as reported       $ 2,178             ($985)
  COMSUL                                                         (191)              354
  Chi                                                             130                56
                                                              -------           -------
                                                              $ 2,117             ($575)
                                                              =======           =======


NOTE 5 - SUBSEQUENT EVENT

     On October 4, 1997, the Company filed a registration statement on Form S-1 (File No. 333-37357) with respect to the public offering of two million shares of the Company's common stock, par value $0.01 per share ("Common Stock") to be issued and sold by the Company and one million outstanding shares of Common Stock to be sold by certain stockholders. On November 4, 1997, the Company closed this public offering with an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, William Blair & Company, L.L.C. and Jefferies & Company, Inc. The shares were sold at a price to the public of $32 per share and the two million shares sold by the Company resulted in net proceeds of approximately $60.5 million, after underwriters' discounts and estimated offering expenses.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 128, Earnings per Share, was issued in February 1997. The Company will be required to adopt the new standard for the year and quarter ended December 31, 1997. Early adoption of this standard is not permitted. The primary requirements of this standard are:
(i) replacement of primary earnings per share with basic earnings per share, which eliminates the dilutive effective of options and warrants; (ii) use of an average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and (iii) disclosure reconciling the numerator and denominator of earnings per share calculations. The Company plans to adopt this statement when required. The effect of applying this standard is not expected to be significant.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement on Form S-1 (File No. 333-10213) and Registration Statement on Form S-1 (File No. 333-37357).

     The Company conducts business through its two wholly-owned operating subsidiaries, Superior and Enterprise. Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assists clients in various industries with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, and software and application development solutions.

     The Company derives substantially all of its revenues from fees for professional services, the majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A percentage of the Company's projects are billed on a fixed-fee basis, which is distinguishable from the Company's general method of billing on a time and materials basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. As a result of the Company's success in obtaining outsourcing contracts and the nature of the practices of certain recently acquired companies, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns.

     To date in 1997, the Company has been awarded three significant contracts to provide healthcare IT outsourcing services. Each of the outsourcing agreements is for a fixed initial term of between three to five years with opportunities for flexible project commitments beyond the initial scope and term. Under each agreement, the Company is paid a fixed base amount per period in return for its commitment to provide a specified type and amount of IT management and operations services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

     The Company's cost of services as a percentage of revenues is also related to its consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the establishment of new practice areas and the hiring of consultants in peak hiring periods have resulted in periods of lower consultant utilization (and resulting downward pressure on margins) until project volume increases in these new areas. In the future, the establishment of new practice areas, as well as further geographic expansion, could from time to time adversely affect utilization. Variations in consultant utilization would result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee- related costs even during periods of low utilization.

     Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, and administration, including compensation and benefits. The Company incurred increased rent associated with the Company's move in the third quarter of 1996 to larger headquarters to accommodate its growth.

     Prior to the IPO, executive compensation expense consisted of salaries, formula bonuses and discretionary bonuses paid to the principal stockholder and two other key executives. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth. The Company has entered into agreements with these individuals effective upon the closing of the IPO through December 31, 1997, which provide maximum annual compensation in an aggregate amount of approximately $1.1 million for these three key executives, comprised of base salary and bonus amounts to be awarded based on the attainment of certain financial performance criteria. The foregoing compensation arrangements for these three officers did not apply to amounts paid on or prior to the closing of the IPO. The pro forma statement of operations data reflects an adjustment for executive officer compensation for the three and nine months ended September 30, 1996 to eliminate the amounts by which key executive compensation paid in these periods were in excess of the estimated compensation that would have been paid under the executive compensation agreements adopted in October 1996, as if such agreements were in place throughout such periods. The estimated amount payable under the executive compensation agreements was calculated by assuming the payment to the executive officers of their base salaries plus 100% of their potential bonus for the year.

     From January 1, 1987 to October 9, 1996 Superior was treated as a Subchapter S Corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Superior during this period was taxed directly to its stockholders rather than Superior. In addition, prior to January 1, 1995, Enterprise was taxed as a Subchapter S Corporation and thereafter as a Subchapter C Corporation. Following the closing of the Company's initial public offering, the Company, Superior and Enterprise were subject to corporate federal income taxation on a consolidated basis as Subchapter C Corporations.

     The pro forma statement of operations data reflects an adjustment to federal income taxes for the three and nine months ended September 30, 1996, assuming Superior had been operating as a C Corporation during such period, and reflects an effective tax rate of 39.6%, after giving effect to the executive officer compensation expense adjustments.

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

     As a result of the pooling of interest transactions completed in the third quarter, as described in Note 4, all condensed consolidated financial statements and related schedules presented for the three and nine month periods ended September 30, 1997 and 1996 and as of December 31, 1996 have been restated to include the results of operations and financial position of COMSUL and Chi, and all share quantities and per share amounts have been restated to give effect to the COMSUL and Chi mergers.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (RESTATED)

     Revenues.  Revenues increased by $6.9 million, or 54.4%, to $19.5 million for the three months ended September 30, 1997, as compared to $12.6 million for the three months ended September 30, 1996. The revenue increase was due primarily to continued strong growth in core lines of business, as well as activity from the outsourcing contracts and The Kaufman Group acquisition that occurred in March 1997.

     Cost of Services. Cost of services increased by $3.7 million, or 61.1%, to $9.9 million for the three months ended September 30, 1997, as compared to $6.2 million for the three months ended September 30, 1996. The increase was due to the hiring of additional consultants required to support the Company's revenue growth, as well as the costs of services associated with the outsourcing agreements and The Kaufman Group acquisition. Cost of services as a percentage of revenue increased to 50.5% for the three months ended September 30, 1997, as compared to 48.4% for the three months ended September 30, 1996. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, the Company's consultant base grew by approximately 24% during the third quarter of 1997 which resulted in slightly lower utilization during this peak hiring period.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.5 million, or 50.0%, to $7.5 million for the three months ended September 30, 1997, as compared to $5.0 million for the three months ended September 30, 1996. This increase was due to incentive and other compensation expenses associated with the addition of key personnel during the first and second quarters in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, as well as higher recruiting and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 38.6% from 39.7% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base.

     Executive compensation expense. Executive compensation expense decreased by $1,465,000 to $208,000 for the three months ended September 30, 1997, as compared to $1,673,000 for the three months ended September 30, 1996. As discussed previously, prior to the IPO, the Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S corporation and executive compensation expense was related primarily to the Company's earnings.

     Other income and expense. Other income was $498,000 for the three months ended September 30, 1997, as compared to $30,000 of other expense for the three months ended September 30, 1996. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $39.7 million from the IPO in October, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (RESTATED) (Continued)

     Costs incurred in connection with mergers. The Company incurred approximately $692,000 of costs in connection with the business acquisitions of COMSUL and Chi during the third quarter of 1997. These costs consisted primarily of payments for legal, accounting and investment banking fees related to the business acquisitions. The Company expects to incur approximately $200,000 of additional costs during the final quarter of 1997 in connection with the business acquisitions of COMSUL and Chi, relating primarily to additional legal and accounting fees.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (RESTATED)

     Revenues.  Revenues increased by $17.6 million, or 48.7%, to $53.6 million for the nine months ended September 30, 1997, as compared to $36.0 million for the nine months ended September 30, 1996. The revenue increase was due primarily to continued strong growth in core lines of business, as well as activity from the outsourcing contracts and The Kaufman Group acquisition that occurred in March 1997. In addition, the Company experienced growth from its expanded geographic presence resulting from the mergers with The Kaufman Group, COMSUL and Chi.

     Cost of Services. Cost of services increased by $9.6 million, or 55.1%, to $27.0 million for the nine months ended September 30, 1997, as compared to
$17.4 million for the nine months ended September 30, 1996. The increase was due to the hiring of additional consultants required to support the Company's revenue growth, as well as the costs of services associated with the outsourcing agreements and the business acquisitions. Cost of services as a percentage of revenue increased to 50.5% for the nine months ended September
30, 1997, as compared to 48.4% for the nine months ended September 30, 1996. This increase is attributable to the increase in the Company's consultant base
which grew by approximately 64% during the first nine months of 1997.   This
resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of measurable performance goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.3 million, or 41.9%, to $21.4 million for the nine months ended September 30,1997, as compared to $15.1 million for the nine months ended September 30, 1996. This increase was due to incentive and other compensation expenses associated with the addition of key personnel during the first and second quarters in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, as well as higher recruiting and training expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 39.9% from 41.8% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (RESTATED) (Continued)

     Executive compensation expense. Executive compensation expense decreased by $3,621,000 to $652,000 for the nine months ended September 30, 1997, as
compared to $4,273,000 for the nine months ended September 30, 1996.   As
discussed previously, prior to the IPO, the Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S corporation and executive compensation expense was related primarily to the Company's earnings.

     Other Income and expense. Other income was $1,415,000 for the nine months ended September 30, 1997, primarily due to the interest earned on the investment of the majority of the net proceeds of approximately $39.7 million from the IPO in October, 1996. Other expense was $157,000 for the nine months ended September 30, 1996, principally due to interest expense on the Company's lines of credit.

     Costs incurred in connection with mergers. The Company incurred approximately $692,000 of costs in connection with the business acquisitions of COMSUL and Chi during the third quarter of 1997. These costs consisted primarily of payments for legal, accounting, and investment banking fees related to the business acquisitions. The Company expects to incur approximately $200,000 of additional costs during the final quarter of 1997 in connection with the business acquisitions of COMSUL and Chi, relating primarily to additional legal and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. Prior to the Company's IPO, the Company's primary source of liquidity was cash flow from operations. The Company believes that funds generated from operations, together with the proceeds received from the Company's IPO, the net proceeds of approximately $60.5 million from the second public offering completed in
November 1997,   and available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

     On November 4, 1997, the Company closed its sale of 2,000,000 shares of its Common Stock at a price of $32 per share. The net proceeds to the Company, totaling approximately $60.5 million after underwriters' discount and estimated offering expenses, will be used for expansion of existing operations, including outsourcing, development of new service offerings, possible acquisitions of related businesses and general corporate purposes, including working capital.

     At September 30, 1997, the Company had cash and cash equivalents of $26.7 million and working capital of $36.0 million. Working capital at September 30, 1997 represents a decrease of $4.0 million from December 31, 1996 resulting primarily from purchases of property and equipment and the acquisition of The Kaufman Group in March, 1997.

     The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the current prime rate. As of September 30, 1997, the Company had no amounts outstanding under this line of credit.

     Net cash used in operating activities for the nine months ended September 30, 1997 was $1,430,000, compared with net cash used in operations of $468,000 for the nine months ended September 30, 1996. The increase in cash used in operations is primarily due to decreases in accrued liabilities and income taxes payable; partially offset by higher earnings before depreciation and goodwill in the current period.

     Net cash used in investing activities of $6.8 million during the nine months ended September 30, 1997 consists of additions to property and equipment and the acquisition of The Kaufman Group.

     Net cash used in financing activities during the nine months ended September 30, 1997 was principally the result of repayments on the Company's lines of credit and the repayment of COMSUL and Chi notes payable. Net cash provided by financing activities during the nine months ended September 30, 1996 was primarily due to borrowings on the Company's lines of credit to fund operations.

     Effective March 12, 1997, the Company purchased The Kaufman Group, a healthcare consulting business based in California for approximately $3.2 million in cash, $1.6 million of Common Stock (74,590 shares), and a maximum additional payment of $1.5 million payable in cash over a three-year period.

     The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

     The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments for the purpose of managing its foreign currency exchange rate risk or for any other purpose.

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)

     On July 29, 1997, the Company issued 240,630 shares of its Common Stock in connection with the acquisition of COMSUL (valued at approximately $7.7 million based on a market trading average over a 20 day period ending immediately prior to the first public announcement of the transaction). On August 14, 1997, the Company issued 331,509 shares of its Common Stock in connection with the acquisition of Chi (valued at approximately $11.2 million based on a market trading average over a 20 day period ending immediately prior to the consummation of the transaction). The shares were issued to the shareholders of COMSUL and Chi, respectively, as "restricted shares" pursuant to Section 4(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not constituting public offerings.

(d)

     On October 9, 1996, the Company's Registration Statement on Form S-1 (File No. 333-10213 was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 2,723,623 shares of Common Stock issued and sold by the Company and a total of 151,377 shares of Common Stock sold by certain stockholders of the Company (collectively, the "Offering"). All of the shares covered by the Registration Statement were sold upon termination of the Offering on October 16, 1996 to an underwriting syndicate managed by William Blair & Company, L.L.C., Donaldson, Lufkin & Jenrette Securities Corporation and Jefferies and Company, Inc. The shares sold by the Company were sold at an aggregate price of $43,577,968, netting $40,527,510 to the Company after underwriters' discount of $3,050,458. The shares sold by the selling stockholders were sold at an aggregate price of $2,422,032, netting $2,252,490 to the selling stockholders after underwriters' discount of $169,542. From the effective date of the Registration Statement, the Company has incurred approximately $994,233 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $39.5 million. None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons. Since the effective date of the Registration Statement, the Net Proceeds have been applied to the following uses in the following estimated amounts:

Construction of buildings and facilities:    $    -----
                                              ----------------

Purchase and installation of equipment:      $   4,349,000
                                              ----------------

Purchase and improvement of real estate:     $    -----
                                              ----------------

Acquisitions of other business(es):          $   3,227,000
                                              ----------------

Repayment of indebtedness:                   $   2,833,779
                                              ----------------

Working Capital:                             $     373,667
                                              ----------------

Temporary Investment:                        $  25,070,245
                                              ----------------
Payment of accrued compensation:             $   3,679,586
                                              ----------------

The temporary investments specified above have consisted primarily of short term commercial paper. Except for payment of accrued compensation at the time of the Offering in the amount of $3,509,425, none of the payments of proceeds mentioned above were paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons.

Item 5. Other Information

     On August 14, 1997, the Company completed a business combination with Chi, of Ann Arbor, Michigan, which specializes in strategic, operational, and facility planning consulting to the healthcare industry. The business of Chi has been combined with the business of one of the Company's wholly-owned subsidiaries, Superior. The acquisition has been recorded as a pooling of interests, with the issuance of 331,509 shares of the Company's Common Stock having a value of approximately $11.2 million based on a market trading average over a 20 day period ending two days prior to the consummation of the transaction. Reference is made to the Plan and Agreement of Merger, a copy of which was filed with the Company's Form 8-K on August 28, 1997.

     On October 4, 1997, the Company filed a registration statement on Form S-1 (File No. 333-37357) with respect to the public offering of two million shares of the Company's common stock, par value $0.01 per share ("Common Stock") to be issued and sold by the Company and one million outstanding shares of Common Stock to be sold by certain stockholders. On November 4, 1997, the Company closed this public offering with an underwriting syndicate led by Donaldson, Lufkin & Jenrette Securities Corporation, William Blair & Company, L.L.C. and Jefferies & Company, Inc. The shares were sold at a price to the public of $32 per share and the two million shares sold by the Company resulted in net proceeds of approximately $60.5 million, after underwriters' discounts and estimated offering expenses.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

       10.18 Plan and Agreement of Merger, dated August 14, 1997, among Superior Consultant Holdings Corporation, A Delaware Corporation, Chi Acquisition Co., A Delaware Corporation, The Chi Group, Inc., A
       Delaware Corporation, and certain shareholders of the Chi Group, Inc. (1)

       27*      Financial Data Schedule for the Third Quarter ended
       September 30, 1997

       99.3     Press Release dated August 15, 1997                          (1)

(b)    Form 8-K

       The Company filed a Current Report on Form 8-K, dated August 28, 1997 announcing the acquisition by the Company's wholly-owned subsidiary, Superior Consultant Company, Inc., of all the outstanding securities of the Chi Group Inc., a healthcare consulting corporation organized under the laws of Delaware.

_______________________________
*   Filed herewith

(1) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on August 28, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Superior Consultant Holdings Corporation

Date    November 14, 1997                By: /s/ Richard D. Helppie, Jr.
        -----------------                -------------------------------
                                         Richard D. Helppie, Jr,
                                         President, Chief Executive Officer
                                         (Principal Executive Officer)

Date    November 14, 1997                By: /s/ James T. House
        -----------------                ----------------------
                                         James T. House
                                         Vice President and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------

   10.18   Plan and Agreement of Merger, dated August 14, 1997, among
   Superior Consultant Holdings Corporation, A Delaware Corporation, Chi Acquisition Co., A Delaware Corporation, The Chi Group, Inc., A Delaware
   Corporation, and certain shareholders of the Chi Group, Inc.             (1)

   27*     Financial Data Schedule for the Third Quarter ended
           September 30, 1997

   99.3    Press Release dated August 15, 1997                              (1)





----------------------------------

*   Filed herewith

(1) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on August 28, 1997.