Form 10-K
period 1997-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1998-03-31
CIK 1020999

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
(MARK ONE)

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 0-21485

                              SUPERIOR CONSULTANT
                              HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                                   38-3306717
           (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                    Identification No.)
 4000 TOWN CENTER, SUITE 1100, SOUTHFIELD, MICHIGAN                                 48075
      (Address of principal executive offices)                                   (Zip Code)

       Registrant's telephone number, including area code: (248) 386-8300

        Securities registered pursuant to Section 12(b) of the Act: None

                Securities pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per Share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filings requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 25, 1998 was $205,044,898.

     At March 25, 1998, 10,220,464 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held in May 1998, expected to be filed with the Commission not later than April 10, 1998, is incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

SUMMARY

     Superior Consultant Holdings Corporation (the "Company"), through its wholly owned subsidiary, Superior Consultant Company, Inc. ("Superior"), is a national healthcare consulting firm that provides a wide range of information technology ("IT") consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Superior uses its in-depth institutional knowledge and nationally deployed group of experienced consultants to help clients plan and execute business strategies. Superior's comprehensive continuum of solutions includes: strategic planning and operations management consulting; information systems planning, implementation and integration; and interim management and outsourcing.

     Superior's wholly-owned subsidiary, Enterprise Consulting Group, Inc. ("Enterprise"), assists clients in various industries with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, and software and application development solutions.

     The term "Company" as used herein refers collectively to the Company together with its wholly owned subsidiaries: Superior and Enterprise.

     The Company serves clients across a broad cross-section of the healthcare industry. From January 1, 1996 through December 31, 1997, the Company provided services to over 455 healthcare clients on over 1,880 engagements. The Company believes that its long-term relationships, in-depth knowledge of its clients' needs and its broad range of services provide it with significant advantages over its competitors in marketing additional services and winning new engagements. In each of the last three completed fiscal years, the Company's revenues from clients served in the prior year exceeded 80% of total revenues. The Company's goal is to be the preferred, if not sole, provider of a broad range of solutions for each of its clients.

INDUSTRY BACKGROUND

  General

     The United States healthcare industry is undergoing rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation and are expected to have exceeded $1.2 trillion in 1997, according to a Healthcare Financing Administration report on the healthcare industry. The Company believes that the consolidation of healthcare systems and the aging of the U.S. population should result in continued dramatic change in the healthcare industry. Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, comply with increasing government regulations and cope with the advent of managed care. These challenges, combined with increased demands on capital resources, are forcing healthcare providers to seek new ways to structure and manage their organizations and deliver services. In the past, the financial risk of healthcare delivery was absorbed principally by third-party payors, and providers did not focus on cost containment. Today, through managed care arrangements and provider capitation (under which providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual), the economic risk of healthcare delivery is shifting from payors to providers. In order to manage this risk, providers must enhance their understanding of treatment costs, variability of costs and cost control and must restructure their processes and organizations to enhance efficiency and accountability. Providers must achieve each of these objectives, while at the same time continuing to demonstrate increasing quality and consistency in healthcare delivery.

     The shifting of risk from payor to provider has also encouraged and accelerated consolidation among healthcare providers. In order to achieve economies of scale, operating efficiencies, and enhanced contracting capabilities, healthcare organizations such as hospitals, primary care and multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create IDNs. The goal of IDNs is to deliver comprehensive healthcare in a cost-effective manner and accordingly, their success is dependent in part on effectively managing and delivering information to the caregivers. As industry consolidation and IDN formations create larger and increasingly far-reaching healthcare organizations, and as the demand for information services is increasingly required to cross multiple points of care, IDNs must place greater focus on information management and business process solutions to control costs, demonstrate quality, measure performance, predict outcomes and increase efficiency.

  Information Technology

     The increased demand for tools to collect, analyze and interpret clinical, operational and financial information rapidly, flexibly and in a technological framework that supports today's diverse healthcare environment is intensifying the reliance of the healthcare industry on IT solutions. As a result, the healthcare industry is rapidly increasing its spending for IT. Healthcare IT spending is being driven not only by the heightened need for better management information systems, but also continued price-performance improvements in hardware and software, the ability to develop increasingly user-friendly software applications and the emergence of better application development tools.

     The healthcare IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems and meeting staffing requirements in a market with an insufficient pool of qualified IT professionals. At the same time, external economic factors have forced organizations to focus on core competencies and trim work forces. The Company believes that healthcare participants will continue to turn to outside consultants, external management of internal information systems and full outsourcing as a means of coping with the financial and technical demands of information systems management. The Company believes this dynamic is also occurring across other industries as organizations look to external management and outsourcing of their information systems in order to remain focused on their core businesses.

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

     The healthcare consulting industry is highly fragmented and consists primarily of: (i) larger systems integration firms, including the consulting divisions of the national accounting firms, which offer healthcare as one of their specialty areas; (ii) healthcare information systems vendors which focus on services relating to the software solutions they offer; (iii) healthcare consulting firms, many of whom focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) large general management consulting firms that do not specialize in healthcare consulting and/or offer systems implementation. Increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which (i) are able to marshal the necessary expertise and resources to offer comprehensive skill sets to clients; (ii) have the strength and consistency of advice along the entire service continuum (from strategy to selection to implementation);
(iii) offer the flexibility to meet the challenges of the rapidly changing healthcare and IT industries; and (iv) have the ability to recruit, educate and deploy a diverse set of personnel.

THE SUPERIOR SOLUTION

     Superior uses its in-depth institutional knowledge of healthcare delivery systems and nationally deployed group of experienced consultants to help clients plan and execute business strategies. Superior offers its clients a continuum of solutions, ranging from strategic planning and operations management consulting, to information system planning, implementation and integration, to interim management and outsourcing. For each client and engagement Superior structures a project team that understands the complexities of the healthcare environment for that particular client and can concurrently address the management and technical ramifications of change and improvement. In structuring an engagement, Superior does not impose any preordained program on its clients. Rather, utilizing the professional judgment derived from their years of experience, Superior's consultants work in concert with each client to develop custom-tailored solutions. As each client relationship evolves, Superior's professionals add their experiences to Superior's proprietary databases to accumulate a detailed and intimate understanding of each client and its specific needs. Superior's nationally deployed professionals are aided by instant access, via its proprietary information and communication system, to its knowledge and client resource databases and to collaboration with colleagues. This unified team approach helps to ensure high quality, consistent and geographically seamless client service.

     Superior's services integrate many diverse facets and constituencies of the healthcare industry. Through its strategic consulting, Superior brings together the healthcare and business relationships required to establish and maintain efficient and collaborative healthcare delivery networks. Through its operations management consulting, Superior links the needs and optimizes the contributions of clinical, information and management personnel. Through its value-added information systems implementation and integration consulting, Superior forges a link between healthcare information systems vendors and their customers by helping each group maximize the potential of existing technology. Superior also provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies. This enables Superior to help its clients take advantage of the opportunities presented by emerging technologies such as the internet and intranet, local and wide area communication networks, telemedicine and document imaging solutions.

     In addition, Superior offers a flexible program of outsourcing services ranging from interim management to personnel acquisition and facilities management to total outsourcing. Superior's Capitated Consulting/outsourcing program enables healthcare providers to simplify their management agenda, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled technical labor pool.

     To assist its clients in achieving the optimal strategic, operational and/or IT solution for their business needs, Superior implements solutions that are unbiased toward specific organizations including hardware and software vendors. Superior offers an objective assessment of the advantages and disadvantages of each particular strategic, operational and/or IT solution, including packaged software applications, platforms and operating systems. Through its unbiased solutions, Superior can take a flexible approach to its clients' business problems and provide them with the best solution.

SERVICES

     Superior offers its clients comprehensive healthcare consulting services, from visioning, to strategy, to selection of appropriate solutions, to implementation, on-going management and outsourcing. Superior offers custom-tailored solutions based on an assessment of each client's needs. Superior offers services in the following broadly defined categories:

     Information Technology Consulting. Superior provides high quality services in developing long term IT strategy through selection of technology and products, systems implementation, integration and management, and contract negotiation. While Superior's consultants have a wide variety of skills, the majority have concentrated capabilities in the IT area. This expertise is derived from a combination of work for Superior clients as well as experience gained prior to joining Superior and includes evaluation, implementation, operational or other experience with one or more established and emerging healthcare information systems or technologies offered by over 100 information system vendors.

     Management Consulting. Superior's management consulting services include focus areas such as strategic planning, analysis of current industry and competitive conditions, integration services, formation of physician-hospital alliances, mergers and affiliations, multi-specialty group practice formation, facility planning, practice valuations and acquisitions, IDN formation, financial advice and establishment of managed care organizations.

     Information Technology Outsourcing. Superior's flexible Capitated Consulting program enables healthcare providers to simplify their management agenda, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. Superior's outsourcing program offers the client an array of services, functions and economic elements which can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

     Operations Consulting. Superior provides business process workflows and operations improvement as methods to help clients eliminate organizational redundancy, reduce cost and implement changes in the areas of patient care, post-acute care, administrative services, clinical resource allocation, quality management, finance, physician support and nursing. Superior can provide executive and staff education. interim management and operational assistance.

     In order to offer its clients a depth of proficiency and experience Superior organizes its services by its 22 National Practice Areas which work together synergistically to serve its clients, many of whom have consulting needs in multiple areas. The National Practice Areas operate in conjunction with Superior's client relationship executives who coordinate how Superior's specialty areas can work together to achieve optimum productivity and cost effectiveness. Superior has developed methodologies for delivering these skills in a consistent, coordinated manner, either as a full project team, a joint client-consultant or joint vendor-consultant project team, selected expertise or as part of a seminar or workshop.

     Set forth below is a list of the healthcare consulting services and skills offered by Company:

             CATEGORY                                      DESCRIPTION OF SERVICES
             --------                                      -----------------------
INFORMATION TECHNOLOGY CONSULTING       -  Strategic information system planning, budgeting,
                                           development and implementation
                                        -  Systems and departmental audits and assessments
                                        -  Interim management and facilities management
                                        -  Executive Planning Systems (EPS)
                                        -  Executive and technical education and end user training
                                        -  Legacy system maximization
                                        -  Unbiased product selection and vendor negotiation
                                        -  Applications testing and quality assurance
                                        -  System implementation and integration, including products of
                                           SMS, Cerner, HBOC, MEDITECH and others
                                        -  Network and client-server planning and design
                                        -  Imaging system feasibility studies, design and
                                           implementation
STRATEGIC AND OPERATIONS
  MANAGEMENT CONSULTING                 -  Case management program development and implementation
                                        -  Strategic and tactical planning
                                        -  Collaboration strategies, mergers, acquisitions and
                                           affiliations
                                        -  Executive and departmental interim management
                                        -  Operational and executive assessment
                                        -  Re-engineering and business process improvement and redesign
                                        -  Project management
                                        -  State and local comparative data analysis/benchmarking
                                        -  Decision Support and Executive Information Systems (DSS/EIS)
                                        -  Computerized patient record (CPR) planning and
                                           implementation
                                        -  Productivity and quality improvement

             CATEGORY                                      DESCRIPTION OF SERVICES
             --------                                      -----------------------
                                        -  Payor and customer surveys and profiles
                                        -  Market and competitive landscape research and analysis
                                        -  Facility Planning and programming
                                        -  Post-acute care services
                                        -  Clinical resource allocation
                                        -  Clinical program planning
                                        -  Market and financial feasibility assessment
                                        -  Cardiology services
                                        -  Disease management

OUTSOURCING                             -  IT planning, budgeting and management
                                        -  Operations and management staffing and resources
                                        -  Project management
                                        -  Applications implementation
                                        -  Data center operations
INTEGRATED DELIVERY NETWORK (IDN)
  CONSULTING                            -  IDN planning and development
                                        -  Managed care seminars, executive education and retreats
                                        -  Managed care organization development and management of physician partnerships, PHOs and MSOs
                                        -  Transaction and valuation services
                                        -  Network formation planning
                                        -  Market analysis and business planning
                                        -  Managed care contracting strategies
                                        -  Insurance company partner selection
                                        -  Community health information network planning and
                                           development
                                        -  Capitation and risk contracting
                                        -  Case management/utilization management
                                        -  Managed care systems assessment, evaluation and
                                           implementation
                                        -  Medicare and Medicaid risk contracting
                                        -  Purchasing and Materials Management
                                        -  System Implementation
HEALTH INFORMATION MANAGEMENT
  CONSULTING                            -  Medical Records Department review/ utilization review
                                        -  Health information network planning and development
                                        -  Clinical data repositories/longitudinal patient records
                                        -  Interim management
                                        -  Coding and grouping
FINANCIAL CONSULTING                    -  Revenue enhancement
                                        -  Business Office review
                                        -  Revenue cycle management/cash acceleration
                                        -  Interim management
                                        -  System implementation support
                                        -  Accounts management, including admissions, billing and
                                           collections
                                        -  Reimbursement analysis/ charge capture analysis
                                        -  Diagnostic review
                                        -  Capital and financial planning

             CATEGORY                                      DESCRIPTION OF SERVICES
             --------                                      -----------------------
  CLINICAL CONSULTING                   -  Patient care and nursing care system design
                                        -  Clinical systems implementation
                                        -  Patient-focused care planning
                                        -  Clinical workflow analysis and reengineering
                                        -  Information systems selection and implementation
                                        -  Interim management
                                        -  Clinical benchmarking
                                        -  Quality measurement and outcomes management
                                        -  Clinical protocol and pathway development
                                        -  Departmental operations analysis
                                        -  Redefining nursing and ancillary services
                                        -  Post-acute care services
                                        -  Laboratory operation/information management consulting
                                           services
                                        -  JCAHO compliance
AMBULATORY PRACTICE MANAGEMENT
  CONSULTING                            -  Ambulatory care strategic planning
                                        -  Operations assessment and re-engineering
                                        -  Systems selection and implementation
                                        -  Practice revenue analysis
                                        -  Facilities management
                                        -  Integration strategies
                                        -  Communications linkage
PHYSICIAN SERVICES                      -  Primary care network development
                                        -  Medical staff strategic planning
                                        -  Multi-specialty group practice formation
                                        -  PHO restructuring
                                        -  MSO development and improvement
                                        -  IPA development/restructure
                                        -  Physician practice merger and acquisition
                                        -  Financial modeling, budgeting and financial performance improvement
                                        -  Practice valuations and appraisals
                                        -  Management team education and development
                                        -  Physician group practice formation, restructuring and
                                           improvement
                                        -  Physician group practice formation, restructuring and
                                           improvement
                                        -  Physician group practice formation, restructuring and
                                           improvement
                                        -  Managed care and market research
                                        -  Proprietary health plan development

ENTERPRISE CONSULTING GROUP

     Enterprise, founded in 1993, is a professional consulting organization providing solutions to medium and large companies across a wide array of industries. Enterprise complements and augments Superior through its emphasis on information and collaborative technologies. Enterprise leverages strategic technology partnerships with vendors such as IBM, Microsoft, Netscape, and Lotus to provide effective services in the following broadly defined categories:

     Network and Telecommunications Consulting. Enterprise develops strategic plans utilizing its consultants' technical expertise in the areas of network architecture planning, PBX systems, call centers, computer to telephony integration, voicemail systems, integrated voice response, wide area network design, local area networks, high speed networking and alternative local area exchange carriers.

     Enterprise Messaging, Intranet and Web Strategies. Enterprise focuses on internal web and intranet strategies combining software integration tools along with web standards from Microsoft, Lotus, and Netscape to meet the needs of its clients. Enterprise's planning, design, acquisition and integration services include assessment and planning for large corporate e-mail rollouts, including migration strategies, international e-mail backbone and infrastructure design.

     Workgroup and Groupware Design and Development. Enterprise's workgroup and groupware services are based on the strategic and effective integration of workflow design and process engineering and groupware application development in the workplace. Working in concert with its technology partners, including Microsoft, Lotus, Netscape and IBM, Enterprise can achieve complete turn-key solutions allowing its clients to effectively collaborate with its suppliers, vendors and partners utilizing groupware and web-based technologies. Enterprise's work with Lotus Notes/Domino groupware solutions places it in the top tier of Lotus-designated Business Partners leveraging product sales and number of certified professionals, qualifying Enterprise for designation as a Premium Lotus Business Partner in 1995, 1996 and 1997. Enterprise is also an IBM BESTeam Member, Microsoft Solutions Provider and Netscape Affiliate Plus Partner.

     Software and Application Development. Enterprise application design consultants are skilled in a variety of applications and applications toolsets, including Lotus Notes, Sybase, C++, Power Builder and Visual Basic. The focus is on the development of both collaborative applications to support the groupware services and on user interface tools developing and creating knowledge-based executive information systems and high-end user application interfaces.

     Corporate Facilities Technology Design and Relocation. Enterprise provides technology design services for organizations designing and building new headquarters and facilities for clients, including infrastructure design, cabling systems, right of way, site planning, multimedia for audiovisual, video teleconferencing, voice and data communication systems.

     Enterprise's turnkey approach to serving its clients has enabled it to grow its business both by adding new clients and by attracting repeat business from its current base of clients. Since its inception in 1993, Enterprise has served over 275 clients primarily in the manufacturing, finance, healthcare, and service industries. In 1997 Enterprise accounted for 8.3% of the Company's revenues.

DEVELOPMENTS IN 1997

     In pursuit of its growth strategies, in 1997 the Company entered into three multi-year IT outsourcing agreements and acquired three companies which had combined aggregate revenue of approximately $20.1 million in calendar year 1996.

  Outsourcings

     - In January 1997, Superior entered into a five-year outsourcing agreement with a client, Zieger Healthcare Corporation ("Zieger"). Under the agreement with Zieger, Superior assumed responsibility for the information systems function, including planning, project management, "just-in-time" opportunities and data center operations, for Botsford General Hospital in Farmington Hills, Michigan ("Botsford"). Superior hired most of Botsford's existing IT staff who now serve Botsford or other clients of the Company.

     - In March 1997, Superior entered into a five-year outsourcing agreement with The Detroit Medical Center ("Detroit Medical"), an existing client. The agreement with Detroit Medical encompasses a wide array of applications management services, including patient, financial, clinical and operational projects. A portion of Detroit Medical's IT staff joined Superior and continue to serve Detroit Medical or other Company clients.

     - In September 1997, Superior entered into a comprehensive three-year IT outsourcing agreement with the Georgetown University Medical Center ("Georgetown"), an existing client which serves the entire Georgetown academic research clinical enterprise, including the faculty practice group. Under the Georgetown agreement, Superior will assume responsibility for Georgetown's IT function, including planning, applications, implementation, project management, data center operations and implementation of a multi-year strategic plan. A majority of Georgetown's IT staff has joined Superior and will provide service to Georgetown and other clients of the Company.

  Acquisitions

     - On March 12, 1997, the Company acquired The Kaufman Group, Inc. ("The Kaufman Group"), a California-based healthcare consulting business, for approximately $3.4 million in cash and $1.6 million in Common Stock (74,590 shares), and a maximum additional payment of $1.5 million payable over a three year period. The Kaufman Group is a managed care consulting leader, advising provider organizations on a wide range of matters including mergers, acquisitions and alliances. The Kaufman Group is operating as a practice area within Superior's Management Consulting Division, and its market research, strategy, transaction and valuation services complement the Company's existing services, broaden its service offerings and open new opportunities for cross-selling its other services. The acquisition was accounted for as a purchase.

     - On July 29, 1997, Enterprise acquired COMSUL, Ltd. ("COMSUL") for approximately $7.7 million in Common Stock (240,630 shares). COMSUL specializes in information systems, telecommunications, and corporate facilities and organizational design for a wide range of clients and has offices in New York, California and Texas. COMSUL has become the Network and Telecommunications Division of Enterprise, enhancing the geographic reach and scope of its business. The acquisition was accounted for as a pooling of interests.

     - On August 14, 1997, the Company acquired Chi Systems, Inc. ("Chi"), for approximately $11.2 million in Common Stock (331,509 shares). Chi, based in Ann Arbor, Michigan, became a practice area within Superior's Management Consulting Division and has offices in Philadelphia, Chicago and Denver. Chi's service offerings encompass strategic and business planning, facility planning and reconfiguration, ambulatory care planning, operations and quality improvement, clinical program planning, case management, patient-centered care, post-acute care and quality outcomes management. The acquisition was accounted for as a pooling of interests.

EMPLOYEES

     The Company believes that one of its key strengths lies in its ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare and/or information technology. The Company's consultants are highly experienced, many of whom have established their credentials as healthcare executives and senior management of healthcare entities, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors, and information management and information systems technical personnel. As of December 31, 1997, the Company employed over 745 employees, over 545 of whom were consultants.

     The Company believes it has a unique corporate culture built upon open communication across geographic regions and practice areas (fostered by the Company's electronic hallway) and a motivational and interactive work environment that features extensive professional development opportunities and productivity incentives. Through the establishment of its Superior Institute, the Company's education and training encompasses multiple approaches to professional development. As part of this effort, the Company provides training curricula in new trends in healthcare, information technology, business management and worklife topics. Each consultant is free to choose from a variety of managerial, technical and personal courses which are designed to provide sound fundamental principles for each subject. Many of the courses have advanced editions. These education offerings are delivered through multiple settings including self-study, group classroom, individual mentorship and case study.

     An integral part of the on-going education process at the Company takes place through its proprietary information and communications system. This allows the Company's consultants to continue to upgrade their skills while remaining deployed in the field. In addition, the Company has developed an employee orientation program that features a sophisticated presentation to provide new employees with a comprehensive understanding of the Company's structure and approach to consulting. The Company also maintains a formal and active network of former employees; these alumni provide expertise on projects, introduce the Company to new client leads, and in several cases have returned to the Company from experiences elsewhere in the healthcare industry.

SALES AND MARKETING

     The Company's business development efforts are based upon a highly organized, company-wide, consistent approach. All personnel are trained and reinforced in the Company's marketing methods and philosophy, and are encouraged to identify, develop and pursue client service opportunities. The Company's marketing efforts are directed by senior management, practice area leaders. The strategic service group leaders, who focus on client development strategies, geographic market penetration and cross-selling clients. Business development is an integral part of the formal responsibilities at all levels of the Company's management, including its National Practice Area leaders, and the Company sets business development goals on both a departmental and individual basis.

     The Company's business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value to be provided to each potential client and then managing the sales process to completion through a sophisticated client resource database, developed and maintained by Enterprise. Each potential client lead is entered into the database, and that profile is updated for subsequent developments and information throughout the entire life of the Company's relationship with the potential client, as well as after a client retains the Company for services. At any given time, numerous Company professionals are active in the development of business from either a new or existing client, and the client resource database enables all Company personnel to access up-to-date information on the Company's efforts with respect to a client or client prospect, identifies other Company contacts with that client, and highlights the particular needs expressed by the client to date.

     In addition, the Company relies upon its reputation in the marketplace, the personal contacts and networking of the Company's professionals, direct industry marketing programs, trade shows, and the industry presence maintained by Company professionals to enhance its business development efforts. The Company's marketing efforts are enhanced by its presence within the healthcare industry by virtue of its employees' speaking engagements and publications on topics affecting healthcare. The Company's views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. The Company's healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences across the nation.

     The Company operates its healthcare consulting business through a combination of its national presence, regional relationships and its 22 National Practice Areas. Each National Practice Area offers a selected variety of the Company's healthcare consulting services and often two or more of these areas work synergistically to provide solutions to clients. Each area is managed by a National Practice Area leader who has profit and loss responsibility for the specific area and is responsible for its growth. As the Company adds to its services through internal growth and acquisition, it will evaluate adding new practice areas or augmenting the services of its existing National Practice Areas. The Company actively markets the subject-matter expertise of its National Practice Areas through the focus of its Strategic Services Groups. Each Strategic Services Group is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing knowledge of and relationships with specific client organizations. The Company then combines the expertise of its National Practice Areas to form solutions that are responsive to local conditions and of value to specific clients.

     The Company provides a compensation system designed to foster an active focus at all levels within the organization on growth and business development from a company-wide perspective. Group leaders and other middle management earn incentive compensation on a quarterly and annual basis based on group and company-wide performance goals. Senior management earns incentive-based compensation based on company-wide performance goals.

COMPETITION

     The market for the Company's services is highly fragmented, highly competitive and is subject to rapid change. The Company believes that it currently competes principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company has faced and expects to continue to face additional competition from new entrants into its markets. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors, whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities.

     The Company believes that the principal competitive factors in its market include reputation, highly experienced workforce, industry expertise, full array of offerings, project management expertise, vendor neutrality, price, quality of service, responsiveness and speed of implementation and delivery. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success is in part dependent upon its proprietary internal information and communications systems, databases, tools and the methods and procedures that it has developed specifically to serve its clients. In addition, Enterprise has and will continue to develop proprietary groupware tools and applications. The Company has no patents; consequently, it relies on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information, and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

     Richard D. Helppie, Jr., age 41, has served as Superior's President and Chief Executive Officer since he founded Superior in May 1984. Mr. Helppie also founded Enterprise Consulting Group, Inc. and currently serves as Enterprise's Chairman and Chief Executive Officer. Mr. Helppie also serves as Chairman and Chief Executive Officer, and is a Director, of the Company. Mr. Helppie has more than 22 years of experience in the healthcare and information systems industries.

     Charles O. Bracken, age 48, joined Superior in March 1987 as Executive Vice President. Mr. Bracken has more than 28 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as vice president of marketing of a healthcare software firm, preceded by 10 years of related experience in healthcare information systems management including positions as Chief Information Officer for single and multi-hospital corporations.

     Robert R. Tashiro, age 42, joined Superior in 1985 as a Systems Consultant. He was appointed Vice President in 1990, Senior Vice President in 1992 and Chief Operating Officer in June 1996. Mr. Tashiro has more than 19 years of experience in the information systems industry and more than 14 years of experience in the healthcare industry. Prior to joining the Company, Mr. Tashiro served as an Information Systems Department project manager at Kettering Medical Center. Prior to that, Mr. Tashiro worked for EDS.

     James T. House, age 36, joined Superior in 1988 as its Controller. Since that time, he has held various positions with the Company and is currently the Vice President and Chief Financial Officer of Superior the Company.

ITEM 2. PROPERTIES

     The Company's headquarters is located in approximately 35,000 square feet of leased office space in Southfield, Michigan. Superior also leases an aggregate of approximately 61,500 square feet of additional office space in Clearwater, Florida; Atlanta, Georgia; Plano, Texas; San Diego, California; Walnut Creek, California; Ann Arbor, Michigan; Chicago, Illinois; Denver, Colorado; Philadelphia, Pennsylvania; Houston, Texas; Menlo Park, California; New York, New York; Pasadena, California; San Francisco, California; Phoenix, Arizona; and Nashville, Tennessee. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not now a party to, and is not aware of, any pending or threatened litigation that would have a material adverse effect on the Company and its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In October, 1997 the stockholders of the Company approved an amendment to the Company's Long Term Incentive Plan to increase the maximum number of additional shares of Common Stock issuable under the plan from 900,000 shares to 2,400,000 shares. Such action was approved by the holders of greater than a majority of the Company's then outstanding Common Stock, pursuant to written consent in lieu of a meeting in accordance with Section 228 of the Delaware General Corporation Law.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               STOCK INFORMATION

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol SUPC. The following table shows high and low closing prices as reported by Nasdaq for the fourth quarter of 1996, commencing October 10, 1996 (the date of the Company's initial public offering) and fiscal year 1997.

                        FISCAL 1996                           HIGH   LOW
                        -----------                           ----   ---
Fourth Quarter.............................................. $257/8 $201/2
FISCAL 1997
------------------------------------------------------------
First Quarter...............................................  243/4  161/8
Second Quarter..............................................  367/8  151/4
Third Quarter...............................................  367/8  273/4
Fourth Quarter..............................................  361/4  283/4

     At March 25, 1998, there were approximately 84 stockholders of record.

     The Company has not paid cash dividends to the holders of its Common Stock. It is the Company's present intention to retain earnings for use in the growth of the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical financial data as of and for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company as reported by Grant Thornton LLP, independent certified public accountants. This information is qualified in its entirety by reference to the Company's consolidated financial statements and related notes included elsewhere in this report. All financial information has been restated to reflect the July 1997 and August 1997 mergers of the Company with COMSUL, Ltd. and Chi Systems, Inc., respectively.

                                                        YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                                                               PRO FORMA
                                        1993      1994      1995      1996      1996(1)    1997(2)
                                        ----      ----      ----      ----     ---------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
  (RESTATED):
Revenues.............................  $28,423   $33,364   $42,494   $51,835    $51,835    $76,895
Cost of services.....................   14,565    14,966    19,730    25,524     25,524     39,260
Selling, general and administrative
  expenses...........................   11,208    15,497    18,422    21,891     21,891     30,378
Executive compensation expense(3)....    1,931     2,445     3,730     4,579      1,060        858
                                       -------   -------   -------   -------    -------    -------
Earnings (loss) from operations......      719       456       612      (159)     3,360      6,399
Interest and other (expense)
  income.............................      162       (94)     (113)       84         84      2,728
Costs incurred in connection with
  mergers............................       --        --        --        --         --       (917)
                                       -------   -------   -------   -------    -------    -------
Earnings (loss) before income taxes
  and extraordinary item.............      881       362       499       (75)     3,444      8,210
Income taxes.........................      (28)        7       185       689      1,364      3,625
                                       -------   -------   -------   -------    -------    -------
Net earnings (loss) before
  extraordinary item.................      909       355       314      (764)     2,080      4,585
Extraordinary gain on early
  extinguishment of debt, net of
  income taxes.......................       --        --        --       231        231         --
                                       -------   -------   -------   -------    -------    -------
Net earnings (loss)..................  $   909   $   355   $   314   $  (533)   $ 2,311    $ 4,585
                                       =======   =======   =======   =======    =======    =======
Net earnings (loss) per
  share -- basic.....................    $0.20     $0.08     $0.06    $(0.09)     $0.38      $0.54
Net earnings (loss) per
  share -- diluted...................    $0.20     $0.08     $0.06    $(0.09)     $0.38      $0.53
Shares used in calculating net
  earnings (loss) per
  share -- basic.....................    4,554     4,597     5,138     6,014      6,014      8,519
Shares used in calculating net
  earnings (loss) per
  share -- diluted...................    4,554     4,597     5,162     6,014      6,080      8,670

                                                    YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------
                                           1993     1994     1995      1996      1997
                                           ----     ----     ----      ----      ----
BALANCE SHEET DATA (RESTATED):
Working capital.........................  $   96   $  435   $ 1,273   $39,962   $97,632
Total assets............................   7,745    8,910    12,606    55,324   119,401
Total debt..............................   2,437    2,164     2,110     2,448       189
Total stockholders' equity..............    (977)     648     1,240    41,370   108,363

-------------------------
(1) The pro forma statement of operations information for 1996 has been computed for the pro forma period to adjust the Company's net earnings to (i) eliminate executive compensation expense for such period in excess of the amount of executive compensation (including the full amount of potential bonus) that would have been paid had the executive compensation agreements, which became effective upon the closing of the Company's initial public offering in October 1996 ("IPO"), been effective throughout such period; and
    (ii) record income taxes, assuming an effective tax rate of 39.6% for the year ended December 31, 1996, which would have been recorded had Superior been a C Corporation during such period.

(2) Statement of operations information for fiscal 1997 includes results of The Kaufman Group, Inc. which was acquired by the Company on March 12, 1997.

(3) Executive compensation expense includes salary and bonuses for Richard D. Helppie, Jr., Charles O. Bracken and Robert R. Tashiro. The Company has entered into agreements with these three officers, which were effective upon the closing of the IPO, through December 31, 1997, which provide them with annual compensation in the aggregate amount of $1,060,000 comprised of base salary and bonus compensation based on achievement of certain pre-determined performance criteria. These limitations did not apply to amounts paid to these three officers on or prior to the closing of the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company conducts business through its two primary operating subsidiaries, Superior and Enterprise. Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assists clients in various industries in developing, designing, implementing and maintaining groupware and intranet and web based information systems and solutions, as well as enterprise messaging and custom applications and legacy systems integration.

     The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A percentage of the Company's projects are billed on a fixed-fee basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. As of December 31, 1997, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. As of December 31, 1997, the Company has been awarded three significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

     Historically, executive compensation expense consisted of salaries, formula bonuses and discretionary bonuses paid to the majority stockholder and two other key executives. The Company's historical levels of executive compensation were related primarily to the Company's status as a Subchapter S Corporation and period to period increases in executive compensation expense were related primarily to the Company's period to period earnings growth. The Company entered into agreements with these individuals effective upon the closing of the IPO through December 31, 1997, which provide maximum annual compensation in an aggregate amount of $1,060,000 for these three key executives, comprised of base salary, and bonus amounts to be awarded based on the attainment of certain financial performance criteria. The foregoing compensation arrangements for these three officers did not apply to amounts paid on or prior to the closing of the Company's IPO.

     The pro forma statement of operations data reflects an adjustment for executive officer compensation for the year ended December 31, 1996 to eliminate the amount by which key executive compensation paid in such period was in excess of the estimated compensation that would have been paid under the executive compensation agreements adopted in October 1996, as if such agreements were in place throughout such period. The estimated amount payable under the executive compensation agreements was calculated by assuming the payment to the executive officers of their base salaries plus 100% of their potential bonus for the applicable period.

     From January 1, 1987 to October 9, 1996 Superior was treated as a Subchapter S corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code and for certain state income tax purposes. As a result, substantially all of the income of Superior during this period was taxed directly to its stockholders rather than Superior. In addition, prior to January 1, 1995, Enterprise was taxed as a Subchapter S corporation and thereafter as a Subchapter C corporation. Following the closing of the IPO, the Company, Superior and Enterprise were subject to corporate federal income taxation on a consolidated basis as Subchapter C corporations.

     The Company completed business combinations with COMSUL, Ltd. and Chi Systems, Inc. in July 1997 and August 1997, respectively. These acquisitions were accounted for using the pooling of interest method and the financial information of the Company in this Report has been restated to reflect this results of these combinations.

     Many of the Company's engagements involve projects which are critical to the operations of its clients' business and which provide benefits that may be difficult to quantify. The Company is currently engaged in assisting clients in auditing Year 2000 compliance and taking steps to render information systems Year 2000 compliant. The year 2000 problem is the result of prior computer programs being written using two digits, rather than four digits, to define the applicable year. Any of the client's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. Additionally, the Company has assisted and continues to assist its clients in selecting and implementing software applications for the clients' use in their business. While the Company is not aware of any existing or potential claims, the occurrence of Year 2000 related systems failures in the information systems of clients of the Company could involve the Company in disputes and negatively impact client relationships, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations, whether or not the Company bears any responsibility, legal or otherwise, for the occurrence of those problems.

     The pro forma statement of operations data reflects an adjustment to federal income taxes for the year ended December 31, 1996 , assuming Superior had been operating as a C Corporation during such period, and reflects an effective tax rate of 39.6%, after giving effect to the executive officer compensation expense adjustments.

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

                                                                  PERCENTAGE OF REVENUES
                                                             --------------------------------
                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                                                PRO
                                                                               FORMA
                                                             1995     1996     1996     1997
                                                             ----     ----     -----    ----
Revenues...................................................  100.0%   100.0%   100.0%   100.0%
Cost of services...........................................   46.4     49.2     49.2     51.1
Selling, general and administrative expenses...............   43.4     42.2     42.2     39.5
Executive compensation expense.............................    8.8      8.8      2.0      1.1
                                                             -----    -----    -----    -----
Earnings (loss) from operations............................    1.4     (0.2)     6.6      8.3
Interest and other (expense) income........................   (0.3)     0.2      0.2      3.5
Cost incurred in connection with mergers...................     --       --       --     (1.2)
                                                             -----    -----    -----    -----
Earnings before income taxes and extraordinary item........    1.1       --      6.8     10.6
                                                             -----    -----    -----    -----
Income taxes...............................................    0.4      1.3      2.6      4.7
                                                             -----    -----    -----    -----
Net earnings (loss) before extraordinary item..............    0.7     (1.3)     4.2      5.9
Extraordinary gain on early extinguishment of debt net of
  income taxes.............................................     --      0.4      0.4       --
                                                             -----    -----    -----    -----
Net earnings (loss)........................................    0.7%    (0.9)%    4.6%     5.9%
                                                             =====    =====    =====    =====

1997 COMPARED TO 1996

     Revenues. Revenues increased by $25.1 million, or 48.3%, to $76.9 for the year ended December 31, 1997, as compared to $51.8 million for the year ended December 31, 1996. The revenue increase was due primarily to continued strong growth in core lines of business, as well as activity from the outsourcing contracts and The Kaufman Group acquisition that occurred in March 1997.

     Cost of Services. Cost of services increased by $13.7 million, or 53.8%, to $39.3 million for the year ended December 31, 1997, as compared to $25.6 million for the year ended December 31, 1996. The increase was due to the hiring of additional consultants required to support the Company's revenue growth, as well as the costs of services associated with the outsourcing agreements and the business acquisitions. Cost of services as a percentage of revenue increased to 51.1% for the year ended December 31, 1997, as compared to 49.2% for the year ended December 31, 1996. This increase is attributable to the increase in the Company's consultant base which grew by approximately 124% during 1997. This resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of measurable performance goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.5 million, or 38.8% to $30.4 million for the year ended December 31, 1997, as compared to $21.9 million for the year ended December 31, 1996. The increase was due to incentive and other compensation expenses associated with the addition of key personnel during 1997 in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, as well as higher recruiting and training expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 39.5% from 42.2% for the year ended December 31, 1997. This decrease was primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base.

     Executive compensation expense. Executive compensation expense decreased by $3.7 million to $858,000 for the year ended December 31, 1997, as compared to $4.6 million for the year ended December 31, 1996. As discussed previously, prior to the IPO, the Company's historical levels of executive compensation expense were related primarily to the Company's status as a Subchapter S corporation and executive compensation expense was related primarily to the Company's earnings.

     Other income and expense. Other income was $2.7 million for the year ended December 31, 1997, primarily due to the interest earned on the investment of the majority of the net proceeds of approximately $100.0 million from the public offerings held by the Company in October, 1996 and November, 1997, respectively.

     Costs incurred in connection with mergers. The Company incurred approximately $917,000 of costs in connection with the business acquisitions of COMSUL and Chi during 1997. These costs consisted primarily of payments for legal, accounting, and investment banking fees related to the business acquisitions.

1996 COMPARED TO 1995

     Revenues. Revenues increased by $9.3 million, or 22.0%, to $51.8 million for the year ended December 31, 1996, as compared to $42.5 million for the year ended December 31, 1995. The revenue growth was attributable primarily to an increased number of new client assignments.

     Cost of services. Cost of services increased by $5.8 million, or 29.4%, to $25.5 million for the year ended December 31, 1996, as compared to $19.7 million for the year ended December 31, 1995. The increase was primarily due to the additional number of consultants required to staff the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenues increased to 49.2% for the year ended December 31, 1996, as compared to 46.4% for the year ended December 31, 1995. This increase was due to an increase in compensation levels, with average billing rates remaining relatively constant. In addition, in 1996 the Company initiated two new national practice areas, which required both more highly-compensated individuals and produced lower consultant utilization during start-up.

     Selling, general, and administrative expenses. Selling, general and administrative expenses increased by $3.5 million, or 18.8%, to $21.9 million for the year ended December 31, 1996, as compared to $18.4 million for the year ended December 31, 1995. This increase was due primarily to the increase in incentive and other compensation, as well as higher recruiting and training expenses consistent with the Company's growth and enhanced marketing efforts to achieve higher revenue levels. Selling, general and administrative expenses as a percentage of revenues decreased to 42.2% for the year ended December 31, 1996, as compared to 43.4% for the year ended December 31, 1995. This decrease was due to increased operating efficiencies resulting from higher revenue levels.

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

                                                                       QUARTERS ENDED
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                   1996(1)    1996(1)     1996(1)    1996(1)    1997(1)    1997(1)      1997        1997
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................  $11,941    $11,995     $13,170    $14,729    $16,544    $18,267     $19,491    $22,593
Cost of services.................    5,710      5,674       6,468      7,672      8,462      9,315       9,850     11,633
Selling, general and
  administrative expenses........    4,828      5,640       5,207      6,216      6,544      7,479       7,517      8,838
Executive compensation expense...    1,436      1,164       1,673        306        223        221         208        206
                                   -------    -------     -------    -------    -------    -------     -------    -------
Earnings (loss) from
  operations.....................      (33)      (483)       (178)       535      1,315      1,252       1,916      1,916
Interest and other (expense)
  income.........................     (181)         9         (26)       282        508        409         498      1,313
Cost incurred in connection with
  mergers........................       --         --          --         --         --         --        (692)      (225)
                                   -------    -------     -------    -------    -------    -------     -------    -------
Earnings (loss) before income
  taxes and extraordinary item...     (214)      (474)       (204)       817      1,823      1,661       1,722      3,004
Income taxes.....................      (32)      (124)         69        776        702        666         933      1,324
                                   -------    -------     -------    -------    -------    -------     -------    -------
Earnings (loss) before
  extraordinary item.............     (182)      (350)       (273)        41      1,121        995         789      1,680
                                   =======    =======     =======    =======    =======    =======     =======    =======
Extraordinary gain on early
  retirement of debt, net of
  income taxes...................       --        231          --         --         --         --          --         --
                                   -------    -------     -------    -------    -------    -------     -------    -------
Net earnings (loss)..............  $  (182)   $  (119)    $  (273)   $    41    $ 1,121    $   995     $   789    $ 1,680
                                   =======    =======     =======    =======    =======    =======     =======    =======
Net earnings (loss) per share --
  basic..........................     (.03)      (.02)       (.05)       .01        .14        .12         .10        .18
Net earnings (loss) per share --
  diluted........................     (.03)      (.02)       (.05)       .01        .14        .12         .09        .17
Shares used in calculating net
  earnings per share basic.......    5,344      5,358       5,359      7,973      8,170      8,231       8,218      9,446
Shares used in calculating net
  earnings per share diluted.....    5,344      5,358       5,359      8,060      8,241      8,375       8,419      9,635
Pro forma earnings before income
  taxes and extraordinary
  item(2)........................  $   957    $   425     $ 1,204    $   858
Pro forma net earnings(2)........      577        488         728        518
Pro forma net earnings per
  share(2) -- basic..............      .11        .09         .14        .06
Pro-forma net earnings per
  share -- diluted(2)............      .11        .09         .13        .06
Shares used in calculating pro
  forma net earnings per
  share -- basic.................    5,344      5,358       5,359      7,973
Shares used in calculating pro
  forma net earnings per
  share -- diluted...............    5,402      5,417       5,417      8,060

-------------------------
(1) Restated to reflect the July 1997 and August 1997 mergers of the Company with COMSUL, Ltd. and Chi Systems, respectively.

(2) The pro forma statement of operations data reflects an adjustment for executive officer compensation to eliminate the excess of key executive compensation paid in such periods over the estimated compensation that would have been paid under the executive compensation agreements, which became effective upon the closing of the IPO, through December 31, 1997, as if these agreements were in place throughout such periods. The pro forma statement of operations data also reflects an adjustment to federal income taxes for the year ended December 31, 1996 , after giving effect to executive officer compensation expense adjustments.

     Revenues and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with a project, consultant hiring, and utilization. The timing of revenues varies from quarter to quarter because the Company's sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, and general economic conditions. In addition, the timing of the establishment of new practice areas, geographic expansion and the hiring of key individuals can also have an effect on consultant utilization. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client's fiscal year, can cause the Company to experience lower consultant utilization. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. In addition, the Company's annual employees' meeting, which is scheduled for May 1998, can result in lower consultant utilization in the quarter in which the meeting occurs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. Prior to the Company's IPO, the Company's primary source of liquidity was cash flow from operations. The Company believes that funds generated from operations, together with the proceeds received from the Company's IPO, the net proceeds of approximately $60.3 million from the second public offering completed in November 1997, and available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

     On November 4, 1997, the Company closed its sale of 2,000,000 shares of its Common Stock at a price of $32 per share. The net proceeds to the Company, totaling approximately $60.3 million after underwriter's discount and offering expenses, will be used for expansion of existing operations, including outsourcing, development of new service offerings, possible acquisitions of related businesses and general corporate purposes, including working capital.

     At December 31, 1997, the Company had cash and cash equivalents of $87.3 million and working capital of $97.6 million. Working capital at December 31, 1997 represents an increase of $57.7 million from December 31, 1996 resulting primarily from the proceeds of the follow-on offering in November, 1997, partially offset by the purchases of property and equipment and the acquisition of The Kaufman Group in March, 1997.

     The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the current prime rate. As of December 31, 1997, the Company had no amounts outstanding under this line of credit.

     Net cash provided by operating activities for the year ended December 31, 1997 was $681,000, compared with net cash used in operations of $1,636,000 for the year ended December 31, 1996. The increase in cash provided by operations is primarily due to higher earnings in the current period.

     Net cash in investing activities of $8.0 million during the year ended December 31, 1997 consists of additions to property and equipment and the acquisition of The Kaufman Group.

     Net cash provided by financing activities during the year ended December 31, 1997 was principally the result of the proceeds received from the issuance of common stock in connection with the follow-on offering, partially offset by the repayments on the Company's lines of credit and the repayment of COMSUL and Chi notes payable. Net cash provided by financing activities during the year ended December 31, 1996 was primarily due to the proceeds received from the issuance of common stock in connection with the IPO.

     Effective March 12, 1997, the Company purchased The Kaufman Group, a healthcare consulting business based in California for approximately $3.4 million in cash, $1.6 million of Common Stock (74,590 shares), and a maximum additional payment of $1.5 million payable in cash over a three-year period.

     Effective January 16, 1998, the Company purchased the Network Services Division of Multimedia Medical Systems, Inc., a software and networking technology solutions business based in Massachusetts, for approximately $5.2 million in cash.

     The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are annexed to this Report as pages F-2 through F-17. An index to such materials appears on page F-l.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 10, 1998. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 10, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 10, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 10, 1998.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                             PAGE
-------                            -----------                             ----
 2.1.      Merger Agreement -- Superior................................    (2)
 2.2.      Merger Agreement -- Unitive.................................    (2)
 3.1.      Form of Amended and Restated Certificate of Incorporation of    (1)
           the Company.................................................
 3.2.      Form of By-Laws of the Company..............................    (1)
 4.1.      Specimen Common Stock Certificate...........................    (1)
10.1.      Form of Indemnification Agreement between the Company and       (1)
           each of its directors and officers..........................
10.2.      Form of Long-Term Incentive Compensation Plan...............    (1)
10.3.      Amendment to Long-Term Incentive Plan.......................    (6)
10.4.      Lease dated March 21, 1996 between PMTC Limited Partnership     (1)
           and Superior................................................
10.5.      Form of Tax Indemnification Agreement.......................    (2)
10.6.      Employment Agreement dated December 8, 1995, between            (2)
           Superior Consultant Company, Inc. and Charles O. Bracken,
           and related 1997 Executive Vice President Bonus Plan........
10.7.      Employment Agreement dated December 8, 1995 between Superior    (2)
           Consultant Company, Inc. and Robert R. Tashiro, and related
           1997 Vice President Bonus Plan..............................
10.8.      Employment Agreement dated December 27, 1995, between           (2)
           Superior Consultant Company, Inc. and James T. House, and
           related 1997 Vice President Bonus Plan......................
10.12.     Promissory Note dated April 20, 1995, executed by Charles O.    (2)
           Bracken in favor of Superior Consultant Company, Inc........
10.13.     Pledge Agreement dated April 20, 1995, between Charles O.       (2)
           Bracken and Superior Consultant Company, Inc................
10.14.     Promissory Note dated April 20, 1995, executed by Robert R.     (2)
           Tashiro in favor of Superior Consultant Company, Inc........
10.15.     Pledge Agreement dated April 20, 1995 between Superior          (2)
           Consultant Company, Inc. and Robert R. Tashiro..............
10.16      Stock Purchase Agreement, dated March 12, 1997 among            (3)
           Superior Consultant Holdings Corporation, Superior
           Consultant Company, Inc., The Kaufman Group, Inc., Nathan S.
           Kaufman and Thomas S. Kumura................................
10.17      Plan and Agreement of Merger dated July 28, 1997, among         (4)
           Superior Consultant Holdings Corporation, CMSL Acquisition
           Corp., COMSUL, LTD., and certain shareholders of COMSUL,
           LTD.........................................................
10.18      Merger Agreement dated as of August 14, 1997 among Superior     (5)
           Consultant Holdings Corporation, Chi Acquisition Co., The
           Chi Group, Inc. and certain stockholders of the Chi Group,
           Inc.........................................................
21.1.      Subsidiaries of Superior Consultant Holdings Corporation....    (7)
27.1       Financial Data Schedules....................................     *

-------------------------
 *  Filed herewith.

(1) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-10213 as filed on August 15, 1996.

(2) Incorporated by reference from the Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 333-10213 as filed on September 20, 1996.

(3) Incorporated by reference from the Registrant's Form 8-K as filed on March 26, 1997.

(4) Incorporated by reference from the Registrant's Form 10-Q as filed on August 7, 1997.

(5) Incorporated by reference from the Registrant's Form 8-K as filed on August 28, 1997.

(6) Incorporated by reference from the Registrant's Information Statement on Form 14C as filed on November 7, 1997.

(7) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-37357 as filed on October 7, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPERIOR CONSULTANT HOLDINGS
                                          CORPORATION

March 31, 1998                            By:  /s/ RICHARD D. HELPPIE, JR.

                                            ------------------------------------
                                                  Richard D. Helppie, Jr.
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURES                                      TITLE                        DATE
                   ----------                                      -----                        ----

         /s/ REGINALD M. BALLANTYNE III             Director                               March 31, 1998
------------------------------------------------
           Reginald M. Ballantyne III

             /s/ KENNETH S. GEORGE                  Director                               March 31, 1998
------------------------------------------------
               Kenneth S. George

          /s/ RICHARD D. HELPPIE, JR.               President, Chief Executive Officer     March 31, 1998
------------------------------------------------    (Principal Financial Officer) and
            Richard D. Helppie, Jr.                 Director

               /s/ JAMES T. HOUSE                   Chief Financial Officer                March 31, 1998
------------------------------------------------    (Principal Financial and Accounting
                 James T. House                     Officer)

             /s/ BERNARD J. LACHNER                 Director                               March 31, 1998
------------------------------------------------
               Bernard J. Lachner

             /s/ DOUGLAS S. PETERS                  Director                               March 31, 1998
------------------------------------------------
               Douglas S. Peters

             /s/ RICHARD P. SASLOW                  Vice President, General Counsel and    March 31, 1998
------------------------------------------------    Director
               Richard P. Saslow

             /s/ JOHN L. SILVERMAN                  Director                               March 31, 1998
------------------------------------------------
               John L. Silverman

ITEM 8. FINANCIAL STATEMENTS

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Certified Public Accountants..........    F-2
Consolidated Balance Sheets as of December 31, 1996 and
  1997......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996 and 1997..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1995, 1996 and 1997..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996 and 1997..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 1996 and 1997, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                /s/ GRANT THORNTON LLP

Detroit, Michigan
February 25, 1998

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                   1996
                                                                (RESTATED)      1997
                                                                ----------      ----
                                                                    (IN THOUSANDS)
ASSETS
Current assets
  Cash......................................................     $ 2,241      $  2,795
  Short-term investments....................................      34,554        84,458
  Accounts receivable (net of allowance for doubtful
     accounts of $478,000 as of December 31, 1996 and
     $692,000 as of December 31, 1997)......................      13,751        18,464
  Accrued interest receivable and prepaid expenses..........         737         1,589
  Deferred income taxes.....................................         148           352
                                                                 -------      --------
     Total current assets...................................      51,431       107,658
Property and equipment, net.................................       3,457         6,915
Deferred income taxes.......................................         142            --
Goodwill, net...............................................          --         4,711
Other long-term assets......................................         294           117
                                                                 -------      --------
     Total Assets...........................................     $55,324      $119,401
                                                                 =======      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Lines of credit...........................................     $ 1,298      $     --
  Current portion of long-term debt.........................          79            91
  Accounts payable..........................................       2,915         3,061
  Accrued liabilities.......................................       4,769         5,016
  Deferred revenue..........................................       1,703         1,597
  Income taxes payable......................................         705           261
                                                                 -------      --------
     Total current liabilities..............................      11,469        10,026
Long-term debt..............................................       1,071            98
Deferred income taxes.......................................          --           350
Deferred performance bonuses................................         580           564
Deferred compensation.......................................         834            --
Commitments (Note 12).......................................          --            --
Stockholders' equity
  Preferred stock; authorized, 1,000,000 shares of $.01 par
     value; no shares issued or outstanding.................          --            --
  Common stock; authorized, 30,000,000 shares of $.01 par
     value; issued and outstanding, 8,153,599 as of December
     31, 1996 and 10,208,024 as of December 31, 1997........          82           102
  Additional paid-in capital................................      42,966       105,632
  Retained earnings (deficit)...............................        (980)        3,308
  Stockholders' notes receivable............................        (698)         (679)
                                                                 -------      --------
     Total stockholders' equity.............................      41,370       108,363
                                                                 -------      --------
     Total Liabilities and Stockholders' Equity.............     $55,324      $119,401
                                                                 =======      ========

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   1995           1996
                                                                (RESTATED)     (RESTATED)       1997
                                                                ----------     ----------       ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................      $42,494        $51,835      $76,895
Costs and expenses
  Cost of services..........................................       19,730         25,524       39,260
  Selling, general and administrative expenses..............       18,422         21,891       30,378
  Executive compensation expense............................        3,730          4,579          858
                                                                  -------        -------      -------
     Total costs and expenses...............................       41,882         51,994       70,496
                                                                  -------        -------      -------
     Earnings (loss) from operations........................          612           (159)       6,399
Interest expense............................................          230            259          123
Other income, principally interest..........................         (117)          (343)      (2,851)
Costs incurred in connection with mergers...................           --             --          917
                                                                  -------        -------      -------
     Earnings (loss) before income taxes and extraordinary
       item.................................................          499            (75)       8,210
Income taxes................................................          185            689        3,625
                                                                  -------        -------      -------
     Earnings (loss) before extraordinary item..............          314           (764)       4,585
Extraordinary gain on early extinguishment of debt, net of
  income taxes of $124......................................           --            231           --
                                                                  -------        -------      -------
     Net earnings (loss)....................................      $   314        $  (533)     $ 4,585
                                                                  =======        =======      =======
Net earnings (loss) per share
  Basic.....................................................         $0.06        $(0.09)       $0.54
                                                                  =======        =======      =======
  Diluted...................................................        $0.06          $(0.09)      $0.53
                                                                  =======        =======      =======
Weighted average number of common shares outstanding
  Basic.....................................................        5,138          6,014        8,519
                                                                  =======        =======      =======
  Diluted...................................................        5,162          6,014        8,670
                                                                  =======        =======      =======
Pro forma earnings data (unaudited)
  (Loss) before income taxes and extraordinary item, as
     reported...............................................                     $   (75)
  Adjustment for executive compensation expense.............                       3,519
                                                                                 -------
  Pro forma earnings before income taxes and extraordinary
     item...................................................                       3,444
  Pro forma income tax expense..............................                       1,364
                                                                                 -------
  Pro forma earnings before extraordinary item..............                       2,080
  Extraordinary item, net of income taxes of $124...........                         231
                                                                                 -------
  Pro forma net earnings....................................                     $ 2,311
                                                                                 =======
Pro forma net earnings per share
  Basic.....................................................                       $0.38
                                                                                 =======
  Diluted...................................................                       $0.38
                                                                                 =======
Pro forma weighted average number of common shares
  outstanding
  Basic.....................................................                       6,014
                                                                                 =======
  Diluted...................................................                       6,080
                                                                                 =======

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK     ADDITIONAL   RETAINED    STOCKHOLDERS'
                                          ---------------    PAID-IN     EARNINGS        NOTES
                                          SHARES   AMOUNT    CAPITAL     (DEFICIT)    RECEIVABLE      TOTAL
                                          ------   ------   ----------   ---------   -------------    -----
Balance at January 1, 1995 (restated)...   4,598    $ 46     $  1,363     $ (761)        $  --       $    648
Net earnings............................      --      --           --        314            --            314
Issuance of common stock................     720       7          982         --          (764)           225
Exercise of stock options...............       3      --           18         --            --             18
Payment on stockholders' notes
  receivable............................      --      --           --         --            35             35
                                          ------    ----     --------     ------         -----       --------
Balance at December 31, 1995
  (restated)............................   5,321      53        2,363       (447)         (729)         1,240
Net loss................................      --      --           --       (533)           --           (533)
Issuance of common stock................   2,738      28       39,642         --            --         39,670
Conversion of debt......................      37      --          492         --            --            492
Payment on stockholders' notes
  receivable............................      --      --           --         --            31             31
Tax benefit relating to stock options
  exercised.............................      --      --          249         --            --            249
Exercise of stock options...............      61       1          228         --            --            229
Stock repurchased and retired...........      (3)     --          (51)        --            --            (51)
Compensation expense recognized for fair
  value of stock options granted........      --      --           43         --            --             43
                                          ------    ----     --------     ------         -----       --------
Balance at December 31, 1996
  (restated)............................   8,154      82       42,966       (980)         (698)        41,370
Net earnings............................      --      --           --      4,585            --          4,585
Issuance of common stock................   2,000      20       60,263         --            --         60,283
Shares issued in connection with
  acquisition...........................      75      --        1,600         --            --          1,600
Payment on stockholders' notes
  receivable............................      --      --           --         --            19             19
Exercise of stock options...............      13      --          110         --            --            110
Stock repurchased and retired...........     (34)     --          (70)      (297)           --           (367)
Compensation expense recognized for fair
  value of stock options granted........      --      --           28         --            --             28
Termination of deferred compensation
  plan..................................      --      --          735         --            --            735
                                          ------    ----     --------     ------         -----       --------
Balance at December 31, 1997............  10,208    $102     $105,632     $3,308         $(679)      $108,363
                                          ======    ====     ========     ======         =====       ========

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1995          1996
                                                              (RESTATED)    (RESTATED)     1997
                                                              ----------    ----------     ----
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................   $   314       $  (533)     $ 4,585
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       579           733        1,440
     Non-cash compensation..................................       225            43           28
     Bad debt expense.......................................       355           172          594
     Loss on sale of assets.................................        47            --           --
     Deferred income taxes..................................       150          (209)         288
     Changes in operating assets and liabilities:
       Accounts receivable..................................    (2,956)       (4,761)      (5,307)
       Accrued interest receivable and prepaid expenses.....      (384)         (154)        (852)
       Accounts payable.....................................       758           874          146
       Accrued liabilities, deferred bonuses and
          compensation......................................     2,030         1,050          132
       Deferred revenue.....................................        40           495         (106)
       Income taxes payable.................................        --           705         (444)
       Other long-term assets...............................        (3)          (51)         177
                                                               -------       -------      -------
          Net cash provided by (used in) operating
            activities......................................     1,155        (1,636)         681
Cash flows from investing activities:
  Purchase of The Kaufman Group.............................        --            --       (3,375)
  Purchases of property and equipment.......................    (1,106)       (2,597)      (4,634)
  Proceeds from sale of property and equipment..............        --            18           --
                                                               -------       -------      -------
          Net cash used in investing activities.............    (1,106)       (2,579)      (8,009)
Cash flows from financing activities:
  (Repayment of) proceeds from lines of credit, net.........       (26)           29       (1,298)
  Proceeds from notes payable to stockholder................       200            --           --
  Repayment of note payable to stockholder..................       (49)         (156)          --
  Proceeds from long-term debt..............................        70           348           --
  Repayments of long-term debt..............................       (98)          (86)        (961)
  Proceeds from issuance of common stock....................        --        39,670       60,283
  Principal payments on stockholders' notes receivable......        35            31           19
  Exercise of stock options.................................        18           229          110
  Tax benefit from exercise of stock options................        --           249           --
  Stock repurchased.........................................        --           (51)        (367)
                                                               -------       -------      -------
          Net cash provided by financing activities.........       150        40,263       57,786
                                                               -------       -------      -------
Net increase in cash and cash equivalents...................       199        36,048       50,458
Cash and cash equivalents, beginning of period..............       548           747       36,795
                                                               -------       -------      -------
Cash and cash equivalents, end of period....................   $   747       $36,795      $87,253
                                                               =======       =======      =======
Supplemental disclosure of cash flow information -- cash
  paid for:
  Interest..................................................   $   231       $   259      $   127
  Income taxes..............................................        40            35        3,375
Non Cash Transactions:
  Conversion of debt to common stock........................   $    --       $   492      $    --
  Shares issued in connection with acquisition..............        --            --        1,600
  Termination of deferred compensation plan.................        --            --          735

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. BUSINESS ACTIVITIES AND ORGANIZATION

     The Company provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. The Company also assists clients to develop, design, implement and maintain groupware and intranet and web-based information systems and solutions. The Company operates in one business segment.

     Organization

     In October 1996, the Company completed an initial public offering ("IPO") of its common stock, whereby 2,723,623 shares (including the over allotment option granted to the underwriters) of common stock were sold at $16 per share, resulting in net proceeds to the Company of approximately $39.7 million, after underwriting discounts and other expenses of the offering. On November 4, 1997, the Company completed a follow-on offering of its common stock whereby 2,000,000 shares were issued by the Company (and 1,000,000 outstanding shares were sold by certain stockholders) at $32 per share, resulting in net proceeds to the Company of approximately $60.3 million, after underwriting discounts and other expenses of the offering.

     Prior to the IPO, there were two operating companies which were majority-owned by an individual. In connection with the IPO, a corporate reorganization was consummated whereby the two operating companies became wholly-owned subsidiaries of the newly-formed parent company. This transaction was a reorganization of entities under common control and accounted for in a manner similar to a pooling of interests.

     On March 12, 1997, the Company acquired The Kaufman Group, Inc. ("The Kaufman Group"), a California-based healthcare consulting business, for approximately $3.4 million in cash and 74,590 shares of common stock. In addition, there is a maximum additional cash payment of approximately $1.5 million payable over a three-year period, which will be accounted for as additional purchase price. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16 and, accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values at the date of acquisition. The operating results of The Kaufman Group are included in the Company's consolidated income statement from the date of acquisition. Goodwill of approximately $5.0 million resulted from the transaction, which is being amortized over fifteen years on a straight-line basis.

     The following unaudited pro forma summary presents the results of operations as though the Company and The Kaufman Group had combined as of January 1, 1996 and 1997, respectively.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                                1996       1997
                                                                ----       ----
Revenues...................................................    $56,040    $77,896
Earnings before extraordinary item.........................         45      4,532
Net earnings...............................................        276      4,532
Net earnings per share
  Basic....................................................      $0.05      $0.53
  Diluted..................................................      $0.05      $0.52
Pro forma earnings before extraordinary item...............      2,807         --
Pro forma net earnings.....................................      3,038         --
Pro forma net earnings per share
  Basic....................................................      $0.51        $--
  Diluted..................................................      $0.50        $--

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

1. BUSINESS ACTIVITIES AND ORGANIZATION (CONTINUED)
     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods and is not necessarily indicative of results which may be obtained in the future.

     On July 29, 1997, the Company acquired the outstanding stock of COMSUL, Ltd. ("COMSUL") in exchange for 240,630 shares of Company common stock in a transaction valued at approximately $7.7 million. COMSUL, based in Houston, Texas, specializes in information systems, telecommunications, and corporate facilities and organizational design for a wide range of clients. The transaction was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the periods prior to the merger have been restated to included the results for COMSUL for all periods presented.

     On August 14, 1997, the Company acquired the outstanding stock of Chi Systems, Inc. ("Chi") in exchange for 331,509 shares of Company common stock in a transaction valued at approximately $11.2 million. Chi, based in Ann Arbor, Michigan, offers strategic, operational, and facility planning consulting to the healthcare industry. The transaction was accounted for as a pooling of interests and, accordingly, the Company's financial statements for the periods prior to the merger have been restated to include the results for Chi for all periods presented.

     Certain details of the results of operations of the previously separate companies for the period prior to the mergers (six months ended June 30, 1997) are as follows:

                                                                    SIX MONTHS
                                                                ENDED JUNE 30, 1997
                                                                -------------------
Revenues:
  Superior..................................................          $25,974
  COMSUL....................................................            4,079
  Chi.......................................................            4,758
                                                                      -------
     Combined...............................................          $34,811
                                                                      =======
Net earnings (loss):
  Superior..................................................          $ 2,245
  COMSUL....................................................             (329)
  Chi.......................................................              200
                                                                      -------
     Combined...............................................          $ 2,116
                                                                      =======

     In connection with the acquisitions of COMSUL and Chi, merger related charges of approximately $917,000 were incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Short-Term Investments

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Short-term cash investments at December 31, 1996 and 1997 include commercial paper and money market accounts stated at cost, which approximates market.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment

     Property and equipment are stated at cost. Expenditures for renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     During its 1996 fourth quarter, the Company changed the method used to calculate depreciation on new purchases of property and equipment from accelerated methods (principally the double-declining balance method) to the straight-line method. The Company believed the straight-line method provided a better matching of expenses with revenues over the productive life of the assets, as well as improving the comparability of its financial statements with other information technology consulting companies. The effect of the change during 1996 decreased the net loss, basic and diluted net loss per share by $58,600, $0.01 and $0.01, respectively and increased pro forma net earnings, pro forma basic and diluted net earnings per share by $58,600, $0.01 and $0.01, respectively. The effect of the change was not material to any individual quarter during 1996.

     Income Taxes

     The two operating companies were taxed under Subchapter S of the Internal Revenue Code, one through 1994 and the other until the Company's IPO in October 1996. As a result of the Subchapter S elections, federal income taxes were payable personally by the stockholders. Accordingly, the 1995 and 1996 consolidated statements of operations do not include full provisions for federal income taxes. A pro forma provision for income taxes is presented as if the consolidated Company was taxed as a C Corporation for the year ended December 31, 1996.

     Taxes on earnings, including pro forma calculations and the impact of deferred income taxes as a result of termination of the Subchapter S election, are accounted for under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred income tax expense recorded in the fourth quarter of 1996 as a result of the termination of the Subchapter S election totalled approximately $130,000.

     Deferred Bonus

     Of the non-current deferred performance bonuses, approximately $174,000 are payable no later than March 1999, and approximately $390,000 are payable no later than March 2000, subject to and contingent upon employees' continued employment on those dates.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

     Earnings Per Share

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which (i) replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of operations regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with the provisions of SFAS 128, The Company has restated all prior period EPS data presented.

     Stock-Based Compensation

     For options granted to employees, the Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. For options to non-employees, the Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123").

     New Financial Accounting Standards

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement will be effective beginning January 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have a material effect on the consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement will be effective beginning January 1, 1998. In the initial year of adoption, comparative information for earlier years is to be restated. The Company has not yet determined the impact on current segment groupings.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                           1995     1996     1997
                                                           ----     ----     ----
Allowance for doubtful accounts at beginning of year...    $ 291    $ 456    $ 478
Write-offs.............................................     (190)    (150)    (380)
Charged to bad debt expense............................      355      172      594
                                                           -----    -----    -----
Allowance for doubtful accounts at end of year.........    $ 456    $ 478    $ 692
                                                           =====    =====    =====

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                        DECEMBER 31,       RANGE OF
                                                     ------------------     USEFUL
                                                      1996       1997        LIVES
                                                      ----       ----      --------
Office equipment.................................    $ 2,590    $ 3,469    5-7 Years
Computer equipment...............................      3,214      5,971    5-7 Years
Office machines..................................        847        932    5-7 Years
Condominiums.....................................        256        280     40 Years
Leasehold improvements...........................        207        408      7 Years
                                                     -------    -------
                                                       7,114     11,060
     Less: accumulated depreciation..............     (3,657)    (4,145)
                                                     -------    -------
Property and equipment, net......................    $ 3,457    $ 6,915
                                                     =======    =======

5. GOODWILL

     Goodwill at December 31, 1997 represents the excess of the purchase price over the net assets acquired in connection with the Company's purchase of The Kaufman Group of $4,975,000, less accumulated amortization of $264,000. The asset is being amortized on a straight-line basis over fifteen years.

     The Company monitors events and changes in circumstances that could indicate the carrying amount of the goodwill may not be recovered. When events or changes in circumstances are present that indicate the carrying amount of the intangible asset may not be recoverable, the Company assesses the recoverability by determining whether the carrying value of such asset will be recoverable through the future cash flows expected from the use of the asset and its eventual disposition.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

6. DEBT AND EARLY DEBT EXTINGUISHMENT

     The Company has a line of credit with a bank which allows borrowings of up to $3.0 million, due on demand, with no scheduled maturity date. Borrowings bear interest at the bank's prime rate and are collateralized by all assets of the Company. At December 31, 1996 and December 31, 1997, there were no amounts outstanding on this line.

     Chi and COMSUL had debt existing at December 31, 1996 and at the time of their acquisition by the Company. Substantially all this debt was repaid after their respective mergers during 1997.

     In June 1996, Chi paid bank debt and accrued interest for approximately $355,000 less than the amount owed. This early debt extinguishment has been recorded as an extraordinary item in the accompanying statement of operations, net of income taxes of approximately $124,000.

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1996      1997
                                                                 ----      ----
Payroll and withholding taxes...............................    $1,899    $2,108
Commissions.................................................     1,092        67
Profit sharing..............................................       848       420
Bonuses.....................................................       930     2,421
                                                                ------    ------
     Total accrued liabilities..............................    $4,769    $5,016
                                                                ======    ======

8. STOCK OPTIONS

     In June 1987, the Company adopted the 1987 Key Employees' Stock Option Plan (the old plan) under which incentive and non-statutory stock options could be granted to officers and other employees. The old plan was terminated in 1996.

     Effective September 1, 1996, the Company adopted its Long-Term Incentive Plan (the Plan). Pursuant to the Plan, a maximum of 900,000 shares of common stock were reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options may have terms not exceeding ten years when granted. The exercise price of each option equals the market price of the Company's stock on the date of grant. Effective December 1, 1997, the Company increased the maximum number of reserved shares in the Plan to 2,400,000.

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996: dividend yield of 0%, expected volatility of 52%, risk-free interest rate of 6.4%, and expected life of 5 years. The assumptions for grants in 1997 are: dividend yield of 0%, expected volatility of 53%, risk-free interest rate of 6.38%, and expected life of 5 years. For the years ended December 31, 1996 and 1997, compensation expense of approximately $43,000 and $28,000, respectively, was recognized for the fair value of stock options granted to non-employees.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

8. STOCK OPTIONS (CONTINUED)
     Had compensation cost for the Plans been determined based on the fair value of all the options at the grant dates consistent with SFAS 123, the Company's would have reported the pro forma amounts as follows.

                                                                                    1996
                                                                                    PRO
                                                                1995      1996     FORMA      1997
                                                                ----      ----     -----      ----
Net earnings (loss)
  As reported...............................................    $ 314    $ (533)   $2,311    $4,585
  Pro forma.................................................      313      (664)    2,180     4,085
Net earnings (loss) per share -- basic
  As reported...............................................     0.06     (0.09)     0.38      0.54
  Pro forma.................................................     0.06     (0.11)     0.36      0.48
Net earnings (loss) per share -- diluted
  As reported...............................................     0.06     (0.09)     0.38      0.53
  Pro forma.................................................     0.06     (0.11)     0.36      0.47

     A summary of the status of the Company's options as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates, is presented below:

                                                       1995                  1996                  1997
                                                ------------------    ------------------    ------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                (000)      PRICE      (000)      PRICE      (000)      PRICE
                                                ------    --------    ------    --------    ------    --------
Outstanding at beginning of year............      726      $2.55         74      $ 2.55       248      $16.00
Granted.....................................        7      $7.25        235      $16.00       341      $24.07
Exercised...................................       (3)     $6.26        (61)     $ 3.40       (13)     $ 9.83
Forfeited...................................     (656)     $2.41         --          --       (28)     $ 9.60
                                                 ----                  ----                            ------
Outstanding at year-end.....................       74      $2.55        248      $16.00       548      $21.43
Options exercisable at year-end.............        9      $6.80         30      $13.24       113      $19.01
Weighted-average fair value of options
  granted during the year...................        7      $4.65        235      $ 8.75       341      $18.92

     The following information applies to options outstanding at December 31, 1997:

Number outstanding..........................................        548,328
Range of exercise prices....................................    $10.31 - $37.75
Weighted-average exercise price.............................        $21.43
Weighted-average remaining contractual life.................      4.75 years

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

9. INCOME TAXES

     The historical income tax provision consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                           1995     1996      1997
                                                           ----     ----      ----
Current federal income taxes...........................    $ 215    $ 640    $3,071
Deferred federal income taxes..........................      270     (209)      288
Current state income taxes.............................       --       32       289
Tax benefit from exercise of stock options credited
  directly to additional paid-in capital...............       --      249        --
Investment tax credits.................................       --      (23)      (23)
Benefit of operating loss carryforward.................     (180)      --        --
Adjustment of beginning of year valuation allowance to
  zero.................................................     (120)      --        --
                                                           -----    -----    ------
                                                           $ 185    $ 689    $3,625
                                                           =====    =====    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                 1996     1997
                                                                 ----     ----
Deferred tax assets:
  Deferred compensation.....................................    $1,067    $705
  Allowance for bad debts...................................       143     235
  Deferred revenue..........................................        79      30
                                                                ------    ----
     Total deferred tax assets..............................     1,289     970
Deferred tax liabilities:
  Change from cash to accrual basis of tax accounting.......       873     628
  Depreciation..............................................       105     340
  Other.....................................................        21      --
                                                                ------    ----
     Total deferred tax liabilities.........................       999     968
                                                                ------    ----
     Total net deferred tax asset...........................    $  290    $  2
                                                                ======    ====

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

9. INCOME TAXES (CONTINUED)
     A reconciliation of the provision for income taxes follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                                      1996
                                                                      PRO
                                                    1995     1996    FORMA      1997
                                                    ----     ----    -----      ----
Expected expense at the statutory rate..........    $ 170    $(26)   $1,171    $2,791
Effect of S Corporation election................       83     415        --        --
Permanent differences; expenses recognized for
  book, not tax.................................       66      31        55       218
Merger costs....................................       --      --        --       312
Tax benefit from exercise of stock options
  credited directly to additional paid-in
  capital.......................................       --     249        --        --
State income taxes..............................       --      32       138       289
Investment tax credits..........................       --     (23)       --       (23)
Adjustment of beginning of year valuation
  allowance to zero.............................     (120)     --        --        --
Other...........................................      (14)     11        --        38
                                                    -----    ----    ------    ------
  Total income taxes............................    $ 185    $689    $1,364    $3,625
                                                    =====    ====    ======    ======

10. PROFIT-SHARING AND DEFERRED COMPENSATION PLAN

     The Company has a profit-sharing plan which qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. Profit sharing expense was $450,000, $450,000, and $420,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Prior to its merger with the Company, Chi had a non-qualified deferred compensation plan covering selected executives, all of whom were stockholders. Expense recognized under the plan was approximately $83,000, $88,000 and $30,000 for the years ended December 31, 1995, 1996 and 1997, respectively. In connection with Chi's merger with the Company in August 1997, the plan was terminated, and the then existing liability has been reflected as an increase to additional paid-in capital.

11. NET EARNINGS (LOSS) PER SHARE

     On December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. As required by SFAS 128, all current and prior year earnings (loss) per share data have been restated to conform to the provisions of SFAS 128.

     Earnings (loss) per share for the year ended December 31, 1996 is comprised of the following:

                                                               HISTORICAL    PRO FORMA
                                                               ----------    ---------
Basic and diluted net earnings (loss) per share
  Earnings (loss) before extraordinary item................      $(0.13)       $0.34
  Extraordinary item.......................................        0.04         0.04
                                                                 ------        -----
  Net earnings (loss)......................................      $(0.09)       $0.38

     The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

11. NET EARNINGS (LOSS) PER SHARE (CONTINUED)
(loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

     The computation of historical diluted net earnings per share for the years ended December 31, 1995 and 1997 includes approximately 24,000 and 151,000 shares of common stock equivalents, respectively. The computation of pro forma diluted net earnings per share for the year ended December 31, 1996 includes approximately 66,000 shares of common stock equivalents.

     For historical EPS, options to purchase approximately 36,000, 86,000 and 77,000 shares of common stock with a weighted average exercise price of $4.04, $5.14, and $25.64 were outstanding at December 31, 1995, 1996 and 1997, respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

12. COMMITMENTS

     The Company leases its office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 1997 are summarized as follows:

                                                                RELATED     ALL      SUBLEASE
                                                                 PARTY     OTHER      INCOME     TOTAL
                                                                -------    -----     --------    -----
Years ending December 31:
     1998...................................................    $  526     $1,022     $ (69)     $1,479
     1999...................................................       526        855       (69)      1,312
     2000...................................................       526        523       (69)        980
     2001...................................................       526        450       (29)        947
     2002...................................................       526        363        --         889
     Thereafter.............................................     1,798        372        --       2,170
                                                                ------     ------     -----      ------
     Total future minimum lease payments....................    $4,428     $3,585     $(236)     $7,777
                                                                ======     ======     =====      ======

     Net rent expense amounted to approximately $868,000, $934,000 and $1,614,000 for the years ended December 31, 1995, 1996 and 1997, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations.

     In connection with its IPO, the Company entered into a tax indemnification agreement with three shareholders which provides for, among other things, the indemnification of each such shareholder for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees), and the repayment to the Company of any amounts received as refunds resulting from operations during the period in which it was an S Corporation. Management believes that the Company's maximum exposure pursuant to this agreement is not material.

13. RELATED PARTY TRANSACTIONS

     The Company had an unsecured note payable to the trust of the majority stockholder which matured in August 1996, and bore interest at 8.75% per annum.

     The Company leases an office facility from an entity partially owned by two stockholders. Net rent expense for this lease amounted to approximately $272,000, $282,000 and $400,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED

13. RELATED PARTY TRANSACTIONS (CONTINUED)
     During 1995, Superior issued 658,833 shares of its common stock to two stockholders in exchange for two promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.7% per annum and require annual payments totaling $75,000. Interest income on these notes totaled approximately $40,000, $58,000 and $56,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company has recorded compensation expense and a related increase to additional paid-in capital of $225,000 for the year ended December 31, 1995 representing the difference between the estimated market value of the common stock at the date of issuance and its selling price.

     In 1996, the Company converted a $300,000 note payable to a stockholder, along with accrued interest thereon, to equity through the issuance of approximately 37,000 common shares.

     During the years ended December 31, 1996 and 1997, the Company chartered aircraft from a company owned by an officer/stockholder, at a total cost of approximately $36,000 and $224,000, respectively.

14. MAJOR CUSTOMERS

     During the year ended December 31, 1995, the Company derived approximately 13% of its revenues from a single customer. As of December 31, 1995, accounts receivable from a single customer comprised 15% of total assets. As of and for the years ended December 31, 1996 and 1997, no single customer comprised over 10% of the Company's accounts receivable or revenue.

15. PRO FORMA ADJUSTMENTS TO FINANCIAL STATEMENTS (UNAUDITED)

     The following pro forma adjustments have been made to the 1996 historical results of operations to make the presentation more comparable in relation to future periods.

     (a) Elimination of executive compensation expense (including bonuses) in excess of the amount that would have been paid had the compensation-limiting agreements, for the majority stockholder and two other executive officers, which became effective concurrent with the closing of the Company's IPO in October 1996, been effective throughout such period.

     (b) Computation of federal income taxes assuming effective tax rate of 39.6% for the year ended December 31, 1996 which would have been recorded had Superior been a C Corporation and after eliminating the executive compensation expense in (a).

16. SUBSEQUENT EVENT

     On January 16, 1998, the Company purchased the assets and business of the Network Services Division ("NSD") of Multimedia Medical Systems, Inc. NSD, which is located in Burlington, Massachusetts, specializes in software implementation and networking technology solutions for healthcare organizations. The purchase price was approximately $5.2 million in cash. The business combination will be recorded using the purchase method of accounting.