Form 10-Q
period 1998-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1998-05-15
CIK 1020999

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q



 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---  1934

                  For the quarterly period ended March 31, 1998


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---
                   1934 For the transition period from        to
                                                       -------   -------

                       Commission file number 0-21485



                  SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (exact name of registrant as specified in its charter)



              STATE OF DELAWARE                                 38-3306717
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)


4000 Town Center, Suite 1100 Southfield, Michigan                 48075
  (Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code (248) 386-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of May 8, 1998, 10,273,030 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                          QUARTER ENDED MARCH 31, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                               PAGE NO.
                                                                                                            ---------
     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31,                   3
                   1997 (unaudited)

                   Condensed Consolidated Statements of Earnings for the three months ended March                4
                   31, 1998 and 1997 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for the three months ended                    5
                   March 31, 1998 and 1997 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                    8
                   Operations

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk Sensitive Instruments              11

PART II - OTHER INFORMATION

     Item 2.       Changes in Securities and Use of Proceeds

     Item 5.       Other Information                                                                            12

     Item 6.       Exhibits and Reports on Form 8-K                                                             12

SIGNATURES                                                                                                      13


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                 MARCH 31,          DECEMBER 31,
                                                                                   1998                 1997
                                                                              ---------------     -----------------

                            ASSETS
  Current assets
       Cash                                                                   $         1,655     $           2,795
       Short-term investments                                                          76,172                84,458
       Accounts receivable, net                                                        23,596                18,464
       Accrued interest receivable and prepaid expenses                                 1,365                 1,589
       Deferred income taxes                                                              350                   352
                                                                              ---------------     -----------------
          Total current assets                                                        103,138               107,658
  Property and equipment, net                                                           9,266                 6,915
  Goodwill, net                                                                         8,689                 4,711
  Other long-term assets                                                                  102                   117
                                                                              ---------------     -----------------
          Total Assets                                                        $       121,195     $         119,401
                                                                              ===============     =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
       Current portion of long-term debt                                      $             -     $              91
       Accounts payable                                                                 3,935                 3,061
       Accrued liabilities                                                              3,273                 5,016
       Deferred revenue                                                                 1,104                 1,597
       Income taxes payable                                                               974                   261
                                                                              ---------------     -----------------
       Total current liabilities                                                        9,286                10,026
  Long-term debt                                                                           93                    98
  Deferred income taxes                                                                   487                   350
  Deferred performance bonuses                                                            564                   564
  Stockholders' equity
       Preferred stock; authorized, 1,000,000 shares of
       $.01 par value; no shares issued or outstanding                                      -                     -

       Common stock; authorized, 30,000,000 shares of
       $.01 par value; issued and outstanding, 10,224,509 as of
       March 31, 1998 and 10,208,024 as of December 31, 1997                              102                   102
       Additional paid-in capital                                                     105,934               105,632
       Retained earnings                                                                5,408                 3,308
       Stockholders' notes receivable                                                    (679)                 (679)
                                                                              ----------------    -----------------
          Total stockholders' equity                                                  110,765               108,363
                                                                              ---------------     -----------------
          Total Liabilities and Stockholders' Equity                          $       121,195     $         119,401
                                                                              ===============     =================


       See notes to condensed consolidated financial statements.


           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)





                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 ------------------------
                                                                     1998        1997
                                                                               (RESTATED)
                                                                 -----------  -----------

  Revenues                                                       $    23,830  $    16,544

  Operating costs and expenses
    Cost of services                                                  12,067        8,462
    Selling, general and administrative expenses                       9,406        6,767
                                                                 -----------  -----------

       Total operating costs and expenses                             21,473       15,229
                                                                 -----------  -----------
       Earnings from operations                                        2,357        1,315
  Other income, principally interest income                            1,247          508
                                                                 -----------  -----------
       Earnings before income taxes                                    3,604        1,823

  Income taxes                                                         1,504          702
                                                                 -----------  -----------
       Net earnings                                              $     2,100  $     1,121
                                                                 ===========  ===========


  Net earnings per share - basic                                 $      0.21  $      0.14
                                                                 ===========  ===========
  Net earnings per share - diluted                               $      0.20  $      0.14
                                                                 ===========  ===========


    Weighted average number of common and
      common equivalent shares outstanding - basic                    10,212        8,170
                                                                 ===========  ===========

    Weighted average number of common and
      common equivalent shares outstanding - diluted                  10,442        8,241
                                                                 ===========  ===========

    See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                              --------------------------------------
                                                                                 1998                    1997
                                                                                                      (RESTATED)
                                                                              ---------------       ----------------
    Cash flows from operating activities:

       Net earnings                                                                  $ 2,100                $ 1,121
       Adjustments to reconcile net earnings
         to net cash provided by (used in) operating activities:
         Depreciation and amortization                                                   474                    272
         Bad debt expense                                                                 21                    108
         Deferred income taxes (benefit)                                                 139                   (248)
         Non-cash compensation                                                             -                     23
         Changes in operating assets and liabilities:
             Accounts receivable                                                      (3,399)                  (897)
             Accrued interest receivable and prepaid expenses                            224                     38
             Other long-term assets                                                       15                     (1)
             Accounts payable                                                            874                    714
             Accrued liabilities, deferred bonuses and compensation                   (1,743)                  (296)
             Deferred revenue                                                           (493)                  (260)
             Income taxes payable                                                        713                    254
                                                                              ---------------       ----------------

                  Net cash provided by (used in) operating activities                 (1,075)                   828

    Cash flows from investing activities:
       Purchase of NSD                                                                (5,138)                     -
       Purchase of Novum, Inc.                                                          (312)                     -
       Purchase of The Kaufman Group                                                    (462)                (3,375)
       Purchases of property and equipment                                            (2,507)                (1,183)
                                                                              ---------------       ----------------

                 Net cash used in investing activities                                (8,419)                (4,558)

    Cash flows from financing activities:
       (Repayment of) proceeds from lines of credit, net                                 (91)                     4
       Exercise of stock options                                                         181                      -
       Costs of follow on offering                                                       (17)                     -
       Repayment of long-term debt                                                        (5)                   (24)
                                                                              ---------------       ----------------
                 Net cash provided by (used in) financing activities                      68                    (20)
                                                                              ---------------       ----------------

    Net decrease in cash                                                              (9,426)                (3,750)

    Cash and cash equivalents, beginning of period                                    87,253                 36,795
                                                                              ---------------       ----------------

    Cash and cash equivalents, end of period                                         $77,827                $33,045
                                                                              ===============       ================

    Supplemental disclosure of cash flow information:
       Interest payments                                                             $    14                $    52
       Income tax payments                                                           $ 1,970                $   646
       Non-cash acquisition costs (Issuance of common
         stock for Novum, Inc.)                                                      $   138                $     -
       Non-cash acquisition costs (Issuance of common
         stock for The Kaufman Group)                                                $     -                $ 1,600

       See notes to condensed consolidated financial statements.


            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1998.

     In July and August 1997, the Company acquired the outstanding stock of two entities, in exchange for shares of the Company's common stock. These transactions were accounted for as poolings of interests and, accordingly, the Company's financial statements for the quarter ended March 31, 1997 have been restated to include the results of the acquired entities.


NOTE 2 -  NET EARNINGS PER SHARE

     On December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. As required by SFAS 128, EPS for the quarter ended March 31, 1997 have been restated to conform to its provisions. The Company's basic and net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

     The computation of diluted net earnings per share for the three months ended March 31, 1998 and 1997 includes approximately 230,000 and 71,000 shares of common stock equivalents, respectively. Options to purchase approximately 42,000 and 203,000 shares of common stock with a weighted average exercise price of $36.18 and $23.63 were outstanding at March 31, 1998 and 1997 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

NOTE 3 - BUSINESS ACQUISITIONS

     On January 16, 1998, the Company purchased the assets and business of the Network Services Division ("NSD") of Multimedia Medical Systems, Inc. ("MMS"). NSD, located in Burlington, Massachusetts, which specializes in software implementation and networking technology solutions for healthcare organizations. The purchase price was approximately $5.2 million in cash. The business combination was recorded using the purchase method of accounting and, accordingly, the operating results of NSD have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $3.6 million is being amortized over 15 years.

     On March 26, 1998, the Company purchased the assets and business of Novum, Inc. ("Novum"), located in Gainesville, Georgia, which specializes in software applications relating to the healthcare industry. The purchase price was approximately $670,000, consisting of approximately $312,000 in cash and approximately $138,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum of $220,000 payable in cash and newly-issued common stock over a three year period contingent on the achievement of certain performance benchmarks by the acquired business. The business combination was recorded using the purchase method of accounting.
The entire purchase price has been allocated to goodwill and is being amortized over 15 years.


NOTE 4 - SUBSEQUENT EVENTS

     As of April 30, 1998, the Company purchased substantially all of the business assets of Lincoln Computer Corporation ("Lincoln"), a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, and an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition will be recorded using the purchase method of accounting.

     On May 4, 1998, the Company made a $4.5 million minority equity investment in Empower Health Corporation ("Empower") of Austin, Texas. Empower's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and online transactions with the healthcare industry. The investment will be recorded using the cost method of accounting.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement will become effective with the full set of financial statements expected to be filed as of and for the year ended December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have a material effect on the consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement became effective January 1, 1998 for annual financial statements. This statement will be applied to interim financial statements in 1999, and will include comparative information for 1998 interim periods.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates,"
"expect"  and  similar  expressions.   The Company   cautions readers  that
forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the
Company's  Registration   Statement  on  Form  S-1 (File  No.  333-1013)  and
Registration Statement on Form S-1 (File No. 333-37357).

     The  Company   conducts   business   through  its  two  primary  operating
subsidiaries,  Superior  Consultant  Company,  Inc.  ("Superior") and Enterprise
Consulting  Group,  Inc.  ("Enterprise").   Superior  is  a  leading  healthcare
consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assists clients in various industries in developing, designing, implementing and maintaining groupware and intranet and web based information systems and solutions, as well as enterprise messaging and custom applications and legacy systems integration.

     The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A percentage of the Company's projects are billed on a fixed-fee basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. As of March 31, 1998, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. As of March 31, 1998, the Company has been awarded three significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

     The Company's historical revenue growth is attributable to various factors, including an increase in the number of projects for existing and new clients, expanded geographic presence and acquisitions. In addition, the Company seeks to increase revenues by expanding its range of specialty services. The Company manages its client development efforts through several strategic services groups, each having specific geographic responsibility and focus.

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

     The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower consultant
utilization, resulting  in  a higher  than  expected   number of  unassigned
consultants. In addition, the establishment of new practice areas and the hiring of consultants in peak hiring periods have resulted in periods of lower consultant utilization (and resulting downward pressure on margins) until project volume increases in these new areas. In the future, the establishment of new practice areas, as well as further geographic expansion, could from time to time adversely affect utilization. Variations in consultant utilization result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1997



     Revenues. Revenues increased by $7.3 million, or 44.0%, to $23.8 million for the three months ended March 31, 1998, as compared to $16.5 million for the three months ended March 31, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, the Company's first quarter acquisitions and an increased number of new client assignments.

     Cost of Services. Cost of services increased by $3.6 million, or 42.6%, to $12.1 million for the three months ended March 31, 1998, as compared to $8.5 million for the three months ended March 31, 1997. The increase was due to the additional number of consultants required to support the Company's larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue decreased to 50.6% for the three months ended March 31, 1998, as compared to 51.1% for the three months ended March 31, 1997. This slight reduction was caused by an increase in the average consultant billing rate.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.6 million, or 39.0%, to $9.4 million for the three months ended March 31, 1998, as compared to $6.8 million for the three months ended March 31, 1997. This increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 39.5% from 40.9% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base.

     Other income and expense. Other income was $1,247,000 for the three months ended March 31, 1998, as compared to $508,000 of other income for the three months ended March 31, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. Prior to the Company's IPO in October, 1996, the Company's primary source of liquidity was cash flow from operations. The Company believes that funds generated from operations, together with the proceeds received from the Company's IPO, the net proceeds of approximately $60.3 million from the follow-on offering completed in November 1997, and available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

     At March 31, 1998, the Company had cash and cash equivalents of $77.8 million and working capital of $94.0 million. Working capital at March 31, 1998 represents a decrease of $3.8 million from December 31, 1997 resulting primarily from purchases of property and equipment and the acquisitions of NSD in January, 1998 and Novum, in March, 1998, respectively and an additional payment made relating to the March, 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining contingency payable relating to this purchase agreement is approximately $1.0 million payable over the next two years.

     The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the current prime rate. As of March 31, 1998, the Company had no amounts outstanding under this line of credit.

     Net cash used in operating activities for the three months ended March 31, 1998 was $1,075,000, compared with net cash provided by operations of $828,000 for the three months ended March 31, 1997. The increase in cash used in operations is primarily due to increases in accounts receivable and decreases in accrued liabilities; partially offset by higher earnings before depreciation and goodwill in the current period.

     Net cash used in investing activities of $8.4 million during the three months ended March 31, 1998 consists of additions to property and equipment, the acquisitions of NSD and Novum, and an additional payment made relating to the March, 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining contingency payable relating to this purchase agreement is approximately $1.0 million payable over the next two years.

     Net cash provided by financing activities during the three months ended March 31, 1998, was principally the result of proceeds received from the exercise of stock options.

     On January 16, 1998, the Company purchased the assets and business of NSD, located in Burlington, Massachusetts, which specializes in software implementation and networking technology solutions for healthcare organizations. The purchase price was approximately $5.2 million in cash. The business combination was recorded using the purchase method of accounting.

     On March 26, 1998, the Company purchased the assets and business of Novum, located in Gainesville, Georgia, which specializes in software applications relating to the healthcare industry. The purchase price was approximately $670,000, consisting of approximately $312,000 in cash and approximately $138,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum of $220,000 payable in cash and newly-issued common stock over a three year period contingent on the achievement of certain performance benchmarks by the acquired business. The business combination was recorded using the purchase method of accounting.

     As of April 30, 1998, the Company purchased substantially all of the business assets of Lincoln, a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition will be recorded using the purchase method of accounting.

     On May 4, 1998, the Company made a $4.5 million minority equity investment in Empower of Austin, Texas. Empower's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and online transactions with the healthcare industry. The investment will be recorded using the cost method of accounting.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)

     On October 9, 1996, the Company's Registration Statement on Form S-1 File No. 333-10213 was declared effective by the Securities and Exchange Commission (the "IPO Registration Statement"). The IPO Registration Statement registered a total of 2,723,623 shares of Common Stock issued and sold by the Company and a total of 151,377 shares of Common Stock sold by certain shareholders of the Company (collectively, the "Offering"). All of the shares covered by the Registration Statement were sold upon termination of the Offering on October
16, 1996 to an underwriting syndicate managed by William Blair & Company, L.L.C., Donaldson, Lufkin & Jenrette Securities Corporation and Jefferies and Company, Inc. The shares sold by the Company were sold at an aggregate price of $43,577,968, netting $40,527,510 to the Company after underwriters' discount of $3,050,458. The shares sold by the selling shareholders were sold at an aggregate price of $2,422,032, netting $2,252,490 to the selling shareholders after underwriters' discount of $169,542. From the effective date of the Registration Statement, the Company has incurred approximately $994,233 in expenses in addition to the underwriters' discount described above in connection with the registration, offering, issuance and sale of the shares in the Offering, netting estimated proceeds from the Offering to the Company of approximately $39.5 million.

     None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or any affiliate of any such persons. Since the effective date of the Registration Statement, the Net Proceeds have been applied to the following uses in the following estimated amounts:

Construction of buildings and facilities:                $         ---------
                                                         -------------------
Purchase and installation of equipment:                  $         8,086,000
                                                         -------------------
Purchase and improvement of real estate:                 $         1,729,000
                                                         -------------------
Acquisitions of other business (es):                     $         9,287,000
                                                         -------------------
Repayment of indebtedness:                               $         2,834,000
                                                         -------------------
Working Capital:                                         $         ---------
                                                         -------------------
Temporary Investment:                                    $        13,917,000
                                                         -------------------
Payment of accrued compensation:                         $         3,680,000
                                                         -------------------

The temporary investments specified above have consisted primarily of short-term commercial paper. Except for payment of accrued compensation at the time of the IPO in the amount of $3,509,000, none of the payments of proceeds mentioned above were paid to any officer, director or 10% or greater stockholder of the Company or any affiliate of any such person.

     On March 26, 1998, the Company issued approximately 3,805 shares of its common stock in connection with the acquisition of Novum (valued at approximately $138,000 based on a market trading average over a 20-day period ending immediately prior to the consummation of the transaction). On April 30, 1998, the Company issued approximately 48,381 shares of its common stock in connection with the acquisition of substantially all of the business assets of Lincoln (valued at approximately $1.7 million based on a market trading average over a 20-day period ending immediately prior to the consummation of the transaction). The shares were issued to the shareholders of Novum and certain shareholders of Lincoln, respectively, as "restricted securities" pursuant to
Section 4(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not constituting public offerings.

ITEM 5. OTHER INFORMATION

     On January 16, 1998, the Company purchased the assets and business of NSD, located in Burlington, Massachusetts, which specializes in software implementation and networking technology solutions for healthcare organizations. The purchase price was approximately $5.2 million in cash. The business combination was recorded using the purchase method of accounting.

     On March 26, 1998, the Company purchased the assets and business of Novum, located in Gainesville, Georgia, which specializes in software applications relating to the healthcare industry. The purchase price was approximately $670,000, consisting of approximately $312,000 in cash and approximately $138,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum of $220,000 payable in cash and newly-issued common stock over a three year period contingent upon the achievement of certain performance benchmarks by the acquired business. The business combination was recorded using the purchase method of accounting.

     As of April 30, 1998, the Company purchased substantially all of the business assets of Lincoln, a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, and an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition will be recorded using the purchase method of accounting.

     On May 4, 1998, the Company made a $4.5 million minority equity investment in Empower of Austin, Texas. Empower's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and online transactions with the healthcare industry. The investment will be recorded using the cost method of accounting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


         27*  Financial Data Schedule for the First Quarter ended March 31, 1998


(b)      None

_______________________________


*   Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Superior Consultant Holdings Corporation


Date    May 15, 1998                By: /s/ Richard D. Helppie, Jr.
                                    Richard D. Helppie, Jr,
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

Date    May 15, 1998                By: /s/ James T. House
                                    James T. House
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   Exhibit Index
                                   -------------



Exhibit No.                  Description
-----------                  -----------

    27                       Financial Data Schedule