Form 10-Q
period 1998-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1998-08-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
-
                  For the quarterly period ended June 30, 1998


                                       OR


 TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
-
                 For the transition period from        to


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

As of August 12, 1998 10,285,558 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                           QUARTER ENDED JUNE 30, 1998
                                      INDEX



PART I - FINANCIAL INFORMATION                                                                        PAGE NO.
                                                                                                     ---------
     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31,
                   1997 (unaudited)                                                                        3

                   Condensed Consolidated Statements of Earnings for the three and six months
                   ended June 30, 1998 and 1997 (unaudited)                                                4

                   Condensed Consolidated Statements of Cash Flows for the six months ended June
                   30, 1998 and 1997 (unaudited)                                                           5

                   Notes to Condensed Consolidated Financial Statements                                    6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                              9

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk Sensitive
                   Instruments                                                                            14


PART II - OTHER INFORMATION

     Item 2.       Changes In Securities And Use Of Proceeds                                              15

     Item 4.       Submission of Matters to a Vote of Security Holders                                    17

     Item 5.       Other Information                                                                      17

     Item 6.       Exhibits and Reports on Form 8-K                                                       17

SIGNATURES                                                                                                18



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                          JUNE 30,      DECEMBER 31,
                                                                            1998            1997
                                                                         ---------      ------------
                          ASSETS
Current assets
     Cash                                                                $   1,162       $   2,795
     Short-term investments                                                 67,756          84,458
     Accounts receivable, net                                               25,282          18,464
     Accrued interest receivable and prepaid expenses                        1,998           1,589
     Deferred income taxes                                                     389             352
                                                                         ---------       ---------
        Total current assets                                                96,587         107,658

Property and equipment, net                                                 11,071           6,915
Goodwill, net                                                               11,550           4,711
Equity investment in EMPOWER                                                 4,506              --
Other long term assets                                                         102             117
                                                                         ---------       ---------
        Total Assets                                                     $ 123,816       $ 119,401
                                                                         =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                                   $      --       $      91
     Accounts payable                                                        1,229           3,061
     Accrued liabilities                                                     5,302           5,016
     Deferred revenue                                                        1,045           1,597
     Income taxes payable                                                      114             261
                                                                         ---------       ---------
        Total current liabilities                                            7,690          10,026

Long-term debt                                                                  66              98
Deferred income taxes                                                          510             350
Deferred performance bonuses                                                   564             564
Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of
     $.01 par value; no shares issued or outstanding                            --              --

     Common stock; authorized, 30,000,000 shares of
     $.01 par value; issued and outstanding, 10,283,338 as of
     June 30, 1998 and 10,208,024 as of December 31, 1997                      103             102

     Additional paid-in capital                                            107,820         105,632

     Retained earnings                                                       7,742           3,308

     Stockholders' notes receivable                                           (679)           (679)
                                                                         ---------       ---------
        Total stockholders' equity                                         114,986         108,363
                                                                         ---------       ---------
        Total Liabilities and Stockholders' Equity                       $ 123,816       $ 119,401
                                                                         =========       =========


       See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                      JUNE 30,                JUNE 30,
                                                               --------------------      --------------------
                                                                1998         1997         1998          1997
                                                                          (RESTATED)                 (RESTATED)
                                                               -------      --------     -------      -------
Revenues                                                       $28,350      $18,267      $52,180      $34,811

Operating costs and expenses
  Cost of services                                              14,747        9,315       26,814       17,777
  Selling, general and administrative expenses                  11,159        7,700       20,565       14,467
                                                               -------      -------      -------      -------

     Total operating costs and expenses                         25,906       17,015       47,379       32,244
                                                               -------      -------      -------      -------
     Earnings from operations                                    2,444        1,252        4,801        2,567
Other income, principally interest income                        1,375          409        2,622          917
                                                               -------      -------      -------      -------
     Earnings before income taxes                                3,819        1,661        7,423        3,484

Income taxes                                                     1,485          666        2,989        1,368
                                                               -------      -------      -------      -------
     Net earnings                                              $ 2,334      $   995      $ 4,434      $ 2,116
                                                               =======      =======      =======      =======


Net earnings per share - basic                                 $  0.23      $  0.12      $  0.43      $  0.26
                                                               =======      =======      =======      =======
Net earnings per share - diluted                               $  0.22      $  0.12      $  0.42      $  0.25
                                                               =======      =======      =======      =======


  Weighted average number of common and
    common equivalent shares outstanding - basic                10,260        8,231       10,236        8,201
                                                               =======      =======      =======      =======

  Weighted average number of common and
    common equivalent shares outstanding - diluted              10,609        8,375       10,530        8,342
                                                               =======      =======      =======      =======


    See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------
                                                                           1998           1997
                                                                                       (RESTATED)
                                                                         --------       --------
Cash flows from operating activities:

     Net earnings                                                        $  4,434       $  2,116
     Adjustments to reconcile net earnings
       to net cash provided by (used in) operating activities:
       Depreciation and amortization                                        1,010            554
       Bad debt expense                                                       129            380
       Deferred income taxes                                                  123           (168)
       Changes in operating assets and liabilities:
          Accounts receivable                                              (5,193)        (1,526)
          Accrued interest receivable and prepaid expenses                   (409)          (359)
          Other long-term assets                                               15            189
          Accounts payable                                                 (1,832)          (394)
          Accrued liabilities, deferred bonuses and compensation              286            540
          Deferred revenue                                                   (552)           (65)
          Income taxes payable                                               (147)          (705)
                                                                         --------       --------
                Net cash provided by (used in) operating activities        (2,136)           562

Cash flows from investing activities:
     Equity investment in Empower                                          (4,506)            --
     Purchase of Lincoln                                                   (1,228)            --
     Purchase of NSD                                                       (5,021)            --
     Purchase of Novum                                                       (312)            --
     Purchase of The Kaufman Group                                           (462)        (3,457)
     Purchases of property and equipment                                   (4,881)        (1,955)
                                                                         --------       --------
               Net cash used in investing activities                      (16,410)        (5,412)

Cash flows from financing activities:
     Exercise of stock options                                                354             --
     Costs of follow on offering                                              (20)            --
     Proceeds from line of credit, net                                         --            275
     Repayments of long-term debt                                            (123)           (33)
                                                                         --------       --------
               Net cash provided by financing activities                      211            242
                                                                         --------       --------
Net decrease in cash                                                      (18,335)        (4,608)

Cash and cash equivalents, beginning of period                             87,253         36,795
                                                                         --------       --------
Cash and cash equivalents, end of period                                 $ 68,918       $ 32,187
                                                                         ========       ========
Supplemental disclosure of cash flow information:
     Interest expense                                                    $     14       $     69
     Income tax payments                                                 $  3,766       $  2,393
     Non-cash acquisition costs (Issuance of common
       stock for Novum)                                                  $    138       $     --
     Non-cash acquisition costs (Issuance of common
       stock for Lincoln)                                                $  1,716       $     --



     See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1998.

         In July and August 1997, the Company acquired the outstanding stock of two entities, in exchange for shares of the Company's common stock. These transactions were accounted for as poolings of interests and, accordingly, the Company's financial statements for the three-month and six-month periods ended June 30, 1997 have been restated to include the results of the acquired entities.


NOTE 2 - NET EARNINGS PER SHARE

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. As required by SFAS 128, EPS for the three-month and six-month periods ended June 30, 1997 have been restated to conform to its provisions. The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

         The computation of diluted net earnings per share for the three months ended June 30, 1998 and 1997 includes approximately 349,000 and 294,000 shares of common stock equivalents, respectively. The computation of diluted net earnings per share for the six months ended June 30, 1998 and 1997 includes approximately 144,000 and 141,000 shares of common stock equivalents, respectively. Options to purchase approximately 6,700 and 18,400 shares of common stock with a weighted average exercise price of $37.08 and $35.75 were outstanding at June 30, 1998 and 1997 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

 NOTE 3 - BUSINESS ACQUISITIONS

         On January 16, 1998, the Company purchased the assets and business of the Network Services Division ("NSD") of Multimedia Medical Systems, Inc. NSD, which is located in Burlington, Massachusetts, specializes in software implementation and networking technology solutions for healthcare organizations. The purchase price was approximately $5.0 million in cash. The business combination was recorded using the purchase method of accounting and, accordingly, the operating results of NSD have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $3.6 million is being amortized over 15 years.

         On March 26, 1998, the Company purchased the assets and business of Novum, Inc. ("Novum") located in Gainesville, Georgia, which specializes in software applications relating to the healthcare industry. The purchase price was approximately $670,000, consisting of approximately $312,000 in cash and approximately $138,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum of $220,000 payable in cash and newly-issued common stock over a three-year period contingent on the achievement of certain performance benchmarks by the acquired business. The business combination was recorded using the purchase method of accounting and, accordingly, the operating results of Novum have been included in the Company's consolidated financial statements since the date of acquisition. The entire purchase price has been allocated to goodwill and is being amortized over 15 years.

         On April 30, 1998, the Company purchased substantially all of the business assets of Lincoln Computer Corporation ("Lincoln"), a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three-year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition was recorded using the purchase method of accounting and, accordingly, the operating results of Lincoln have been included in the Company's consolidated financial statements since the date of acquisition. The entire purchase price has been allocated to goodwill and is being amortized over 15 years.

         On May 4, 1998, the Company made a $4.5 million investment in convertible preferred stock of Empower Health Corporation ("Empower") of Austin, Texas. Empower's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and online transactions with the healthcare industry. The investment was recorded using the cost method of accounting.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement on Form S-1 (File No. 333-10213), Registration Statement on Form S-1 (File No. 333-37357) and Registration Statement on Form S-3 (File No. 333-53339).

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

         The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A percentage of the Company's projects are billed on a fixed-fee basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. As of June 30, 1998, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. As of June 30, 1998, the Company has been awarded four significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

         Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, goodwill amortization and administration, including compensation and benefits. Selling, general and administrative expenses as a percentage of total revenues continues to decrease as the Company leverages its infrastructure expense across its growing revenue base.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

         Revenues. Revenues increased by $10.1 million, or 55.2%, to $28.4 million for the three months ended June 30, 1998, as compared to $18.3 million for the three months ended June 30, 1997. The revenue increase was due primarily to continued strong growth in core lines of business with the addition of new clients assignments, activity from the Company's first and second quarter acquisitions and revenue realized from the April 1998 outsourcing contract signed with JPS Health Network.

         Cost of Services. Cost of services increased by $5.4 million, or 58.3%, to $14.7 million for the three months ended June 30, 1998, as compared to $9.3 million for the three months ended June 30, 1997. The increase was due to the additional number of consultants required to support the Company's larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue increased to 52.0% for the three months ended June 30, 1998, as compared to 51.0% for the three months ended June 30, 1997. This increase was caused by an increase in compensation levels with average billing rates remaining relatively constant. In addition, the Company's consultant base grew by approximately 26% during the second quarter of 1998, which resulted in slightly lower utilization during start-up.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.5 million, or 44.9%, to $11.2 million for the three months ended June 30, 1998, as compared to $7.7 million for the three months ended June 30, 1997. This increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, continuing education and marketing expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 39.4% from 42.2% primarily due to increased operating efficiencies resulting from the Company's ongoing efforts to leverage its infrastructure expense across its growing revenue base.

         Other income and expense. Other income was $1,375,000 for the three months ended June 30, 1998, as compared to $409,000 of other income for the three months ended June 30, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1997

         Revenues. Revenues increased by $17.4 million, or 49.9%, to $52.2 million for the six months ended June 30, 1998, as compared to $34.8 million for the six months ended June 30, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, the Company's first and second quarter acquisitions and the outsourcing contract signed with JPS Health Network.

         Cost of Services. Cost of services increased by $9.0 million, or 50.8%, to $26.8 million for the six months ended June 30, 1998, as compared to $17.8 million for the six months ended June 30, 1997. The increase was due to the additional number of consultants required to support the Company's larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue remained consistent at 51.4% for the six months ended June 30, 1998, as compared to 51.1% for the six months ended June 30, 1997.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.1 million, or 42.2%, to $20.6 million for the six months ended June 30, 1998, as compared to $14.5 million for the six months ended June 30, 1997. This increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 39.4% from 41.6% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base and the successful integration of the Company's first and second quarter acquisitions.

         Other income and expense. Other income was $2,622,000 for the six months ended June 30, 1998, as compared to $917,000 of other income for the six months ended June 30, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been to fund the growth in working capital required to support its growth in revenues. Prior to the Company's Initial Public Offering ("IPO") in October, 1996, the Company's primary source of liquidity was cash flow from operations. The Company believes that the proceeds received from the Company's IPO, the net proceeds of approximately $60.3 million from the follow-on offering completed in November 1997, and available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

         At June 30, 1998, the Company had cash and cash equivalents of $68.9 million and working capital of $88.9 million. Working capital at June 30, 1998 represents a decrease of $8.7 million from December 31, 1997 resulting primarily from the first and second quarter acquisitions of NSD, Novum, and Lincoln, purchases of property and equipment, the equity investment in Empower and an additional payment made relating to the March 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining contingency payable relating to The Kaufman Group purchase agreement is approximately $1.0 million payable over the next two years.

         The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the prime rate. As of June 30, 1998, the Company had no amounts outstanding under this line of credit.

         Net cash used in operating activities for the six months ended June 30, 1998 was $2,136,000, compared with net cash provided by operations of $562,000 for the six months ended June 30, 1997. The increase in cash used in operations is primarily due to an increase in accounts receivable and a decrease in accounts payable; which was partially offset by higher earnings in the current period.

         Net cash of $16.4 million used in investing activities during the six months ended June 30, 1998 consists of the acquisitions of NSD, Novum and Lincoln, additions to property and equipment, the equity investment in Empower and an additional payment made relating to the March 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining contingency payable relating to this purchase agreement is approximately $1.0 million payable over the next two years.

         Net cash provided by financing activities during the six months ended June 30,1998, was principally the result of proceeds received from the exercise of stock options.

         On April 30, 1998, the Company purchased substantially all of the business assets of Lincoln, a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three-year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition was recorded using the purchase method of accounting.

         On May 4, 1998, the Company made a $4.5 million investment in convertible preferred stock of Empower of Austin, Texas. Empower's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and online transactions with the healthcare industry. The investment was recorded using the cost method of accounting.

         The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

         The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)

         On April 30, 1998, the Company issued approximately 48,381 shares of its common stock in connection with the acquisition of substantially all of the business assets of Lincoln (valued at approximately $1.7 million based on a market trading average over a 20-day period ending immediately prior to the consummation of the transaction). The shares were issued to certain shareholders of Lincoln as "restricted securities" pursuant to Section 4(2) of the Securities Act of 1933, as amended, in privately negotiated transactions not constituting public offerings.

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

         None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons. Since the effective date of the Registration Statement, the Net Proceeds have been applied to the following uses in the following estimated amounts:

Construction of buildings and facilities:              $      --------
                                                       ---------------

Purchase and installation of equipment:                $    10,460,000
                                                       ---------------

Purchase and improvement of real estate:               $      1,729,000
                                                       ----------------

Acquisitions of other business (es):                   $    14,904,000
                                                       ---------------

Repayment of indebtedness:                             $      2,834,000
                                                       ----------------

Working Capital:                                       $       --------
                                                       ----------------

Temporary Investment:                                  $     5,926,000
                                                       ---------------

Payment of accrued compensation:                       $     3,680,000
                                                       ---------------

The temporary investments specified above have consisted primarily of short-term commercial paper. Except for payment of accrued compensation at the time of the IPO in the amount of $3,509,000, none of the payments of proceeds mentioned above were paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 13, 1998 the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Reginald M. Ballantyne III, Kenneth S. George and John L. Silverman to the Company's board of directors. Messrs. Ballantyne, George and Silverman were each elected to serve a three-year term expiring at the Company's annual meeting in 2001. In the election of Mr. Ballantyne, 9,325,401 total votes were cast in favor and 1,437 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. In the election of Mr. George, 9,325,441 total votes were cast in favor and 1,397 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. In the election of Mr. Silverman, 9,325,441 total votes were cast in favor and 1,397 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. On May 13, 1998, the board of directors appointed
C. Everett Koop as a director of the Company with a term continuing until 1999. In addition to Messrs. Ballantyne, George, Silverman and Koop, the other directors serving on the Company's eight-person board of directors are Richard Helppie, Jr. and Richard Saslow (each with terms continuing until 1999) and Douglas Peters and Bernard Lachner (each with terms continuing until 2000). At the same meeting, stockholders of the Company also voted in favor of an amendment to Article VI of the Company's Amended and Restated Certificate of Incorporation which increased the maximum number of directors of the Company from nine (9) to fifteen (15). As currently amended, Article VI now provides that the authorized number of directors shall be not less than three (3) nor more than (15), with the exact number within the range to be fixed by resolution of the Company's board of directors. The affirmative vote of two-thirds of the outstanding shares of the Company was required to approve this amendment. In the vote for the amendment, 9,255,921 total votes were cast in favor and 70,917 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters.

ITEM 5. OTHER INFORMATION

         On April 30, 1998, the Company purchased substantially all of the business assets of Lincoln, a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, and an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition was recorded using the purchase method of accounting.

         On May 4, 1998, the Company made a $4.5 million investment in convertible preferred stock of Empower of Austin, Texas. Empower's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and online transactions with the healthcare industry. The investment was recorded using the cost method of accounting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27.1*    Financial Data Schedule for the Second Quarter ended June 30,
                  1998
         27.2*    Financial Data Schedule for the Second Quarter ended June 30,
                  1997
(b)       None

-------------------------------

*   Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Superior Consultant Holdings Corporation


Date:  August 12, 1998             By: /s/ Richard D. Helppie, Jr.
----------------------             ---------------------------------
                                   Richard D. Helppie, Jr,
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date:  August 12, 1998             By: /s/ James T. House
----------------------             ----------------------------------
                                   James T. House
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                       Description
-----------                       -----------
    27.1*                         Financial Data Schedule
    27.2*                         Financial Data Schedule (Restated)

-----------
* Filed herewith