Form 10-Q
period 1998-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1998-11-16
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
 ---   OF 1934
               For the quarterly period ended September 30, 1998


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

As of November 13, 1998 10,303,241 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                          PAGE NO.
                                                                                                       ---------
     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 1998 and December             3
                   31, 1997 (unaudited)

                   Condensed Consolidated Statements of Earnings for the three and nine months             4
                   ended September 30, 1998 and 1997 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for the nine months ended               5
                   September 30, 1998 and 1997 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                    6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of              9
                   Operations

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk Sensitive
                   Instruments                                                                            16


PART II - OTHER INFORMATION

     Item 2.       Changes In Securities And Use Of Proceeds                                              17

     Item 5.       Other Information                                                                      18

     Item 6.       Exhibits and Reports on Form 8-K                                                       19

SIGNATURES                                                                                                20


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                       1998                 1997
                                                                                 -----------------    ------------------
                             ASSETS
  Current assets
       Cash                                                                             $     881             $   2,795
       Short-term investments                                                              58,820                84,458
       Accounts receivable, net                                                            35,788                18,464
       Accrued interest receivable and prepaid expenses                                     1,327                 1,589
       Deferred income taxes                                                                  509                   352
                                                                                        ---------             ---------
          Total current assets                                                             97,325               107,658

  Property and equipment, net                                                              12,441                 6,915
  Goodwill, net                                                                            13,931                 4,711
  Equity investment in EMPOWER                                                              4,549                     -
  Other long term assets                                                                      102                   117
                                                                                        ---------             ---------
          Total Assets                                                                  $ 128,348             $ 119,401
                                                                                        =========             =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
       Current portion of long-term debt                                                $       -             $      91
       Accounts payable                                                                     4,337                 3,061
       Accrued liabilities                                                                  4,312                 5,016
       Deferred revenue                                                                       886                 1,597
       Income taxes payable                                                                   627                   261
                                                                                        ---------             ---------
          Total current liabilities                                                        10,162                10,026

  Long-term debt                                                                               65                    98
  Deferred income taxes                                                                       123                   350
  Deferred performance bonuses                                                                564                   564
  Stockholders' equity
       Preferred stock; authorized, 1,000,000 shares of
       $.01 par value; no shares issued or outstanding                                          -                     -

       Common stock; authorized, 30,000,000 shares of
       $.01 par value; issued and outstanding, 10,284,158 as of
       September 30, 1998 and 10,208,024 as of December 31, 1997                              103                   102

       Additional paid-in capital                                                         107,818               105,632

       Retained earnings                                                                   10,192                 3,308

       Stockholders' notes receivable                                                        (679)                 (679)
                                                                                        ---------             ---------
          Total stockholders' equity                                                      117,434               108,363
                                                                                        ---------             ---------

          Total Liabilities and Stockholders' Equity                                    $ 128,348             $ 119,401
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



                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 ------------------------------- -------------------------------
                                                                      1998            1997            1998            1997
                                                                 --------------- --------------- --------------- ---------------
  Revenues                                                             $ 33,123        $ 19,491        $ 85,303        $ 54,302
  Operating costs and expenses
    Cost of services                                                     17,686           9,850          44,501          27,627
    Selling, general and administrative expenses                         12,457           7,725          33,018          22,192
                                                                       --------        --------        --------        --------

       Total operating costs and expenses                                30,143          17,575          77,519          49,819
                                                                       --------        --------        --------        --------
       Earnings from operations                                           2,980           1,916           7,784           4,483
  Other income, principally interest income                               1,122             498           3,743           1,415
  Costs incurred in connection with mergers                                   -            (692)              -            (692)
                                                                       --------        --------        --------        --------
       Earnings before income taxes                                       4,102           1,722          11,527           5,206

  Income taxes                                                            1,655             933           4,643           2,301
                                                                       --------        --------        --------        --------
       Net earnings                                                    $  2,447        $    789        $  6,884        $  2,905
                                                                       ========        ========        ========        ========


  Net earnings per share - basic                                       $   0.24        $   0.10        $   0.67        $   0.35
                                                                       ========        ========        ========        ========
  Net earnings per share - diluted                                     $   0.23        $   0.09        $   0.65        $   0.35
                                                                       ========        ========        ========        ========


    Weighted average number of common and
      common equivalent shares outstanding - basic                       10,284           8,218          10,252           8,224
                                                                       ========        ========        ========        ========

    Weighted average number of common and
      common equivalent shares outstanding - diluted                     10,638           8,419          10,564           8,406
                                                                       ========        ========        ========        ========

    See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -----------------------------------
                                                                             1998                 1997
                                                                         --------------      ---------------
    Cash flows from operating activities:

       Net earnings                                                           $  6,884             $  2,905
       Adjustments to reconcile net earnings
         to net cash used in operating activities:
         Depreciation and amortization                                           1,796                1,052
         Bad debt expense                                                          279                  217
         Deferred income tax benefit                                              (384)                 (29)
         Non-cash compensation                                                       -                 (834)
         Changes in operating assets and liabilities:
            Accounts receivable                                                (13,370)              (3,224)
            Accrued interest receivable and prepaid expenses                       262                 (303)
            Other long-term assets                                                  15                  237
            Accounts payable                                                     1,276                  391
            Accrued liabilities, deferred bonuses and compensation                (704)              (1,340)
            Deferred revenue                                                      (711)                (130)
            Income taxes payable                                                   366                 (501)
                                                                              --------             --------

                  Net cash used in operating activities                         (4,291)              (1,559)

    Cash flows from investing activities:
       Purchase of Aviant                                                       (5,120)                   -
       Equity investment in EMPOWER                                             (4,549)                   -
       Purchase of Lincoln Computer Corp.                                       (1,239)                   -
       Purchase of NSD                                                          (5,021)                   -
       Purchase of Novum, Inc.                                                    (312)                   -
       Purchase of The Kaufman Group                                              (462)              (3,375)
       Purchases of property and equipment                                      (6,766)              (3,404)
                                                                              --------             --------

                 Net cash used in investing activities                         (23,469)              (6,779)

    Cash flows from financing activities:
       Repurchase of common stock                                                    -                  (41)
       Exercise of stock options                                                   354                   80
       Costs of follow on offering                                                 (22)                   -
       Repayment of line of credit, net                                              -               (1,298)
       Repayment of long-term debt                                                (124)                (465)
                                                                              --------             --------
                 Net cash provided by (used in) financing activities               208               (1,724)
                                                                              --------             --------

    Net decrease in cash                                                       (27,552)             (10,062)

    Cash and cash equivalents, beginning of period                              87,253               36,795
                                                                              --------             --------

    Cash and cash equivalents, end of period                                  $ 59,701             $ 26,733
                                                                              ========             ========

    Supplemental disclosure of cash flow information:
       Interest expense                                                       $     15             $    117
       Income tax payments                                                    $  5,313             $  3,141
       Non-cash acquisition costs (Issuance of common
         stock for Novum, Inc.)                                               $    138             $      -
       Non-cash acquisition costs (Issuance of common
         stock for Lincoln, Inc.)                                             $  1,716             $      -
       Non-cash Chi deferred compensation transaction,
         net of deferred taxes                                                $      -             $    460
       Non-cash acquisition costs (Issuance of common
         stock for The Kaufman Group)                                         $      -             $  1,600




       See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1997 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1998.

         Certain 1997 amounts have been reclassified to conform to the classifications used in 1998.

NOTE 2 - NET EARNINGS PER SHARE

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings Per Share. As required by SFAS 128, EPS for the three-month and nine-month periods ended September 30, 1997 have been restated to conform to its provisions. The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

         The computation of diluted net earnings per share for the three months ended September 30, 1998 and 1997 includes approximately 354,000 and 201,000 shares of common stock equivalents, respectively. The computation of diluted net earnings per share for the nine months ended September 30, 1998 and 1997 includes approximately 312,000 and 182,000 shares of common stock equivalents, respectively. Options to purchase approximately 47,400 and 40,850 shares of common stock with a weighted average exercise price of $41.72 and $36.43 were outstanding at September 30, 1998 and 1997 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

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

         On April 30, 1998, the Company purchased substantially all of the business assets of Lincoln Computer Corporation ("Lincoln"), a healthcare outsourcing business located in Wallingford, Connecticut. The purchase price was approximately $1.7 million in newly-issued common stock payable at closing, plus the assumption of approximately $1.2 million in liabilities of the acquired business, an additional contingent payment of up to a maximum of approximately $1.3 million in cash and approximately $5.4 million in newly-issued common stock payable over a three-year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition was recorded using the purchase method of accounting and, accordingly, the operating results of Lincoln have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired is being amortized over 15 years.

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

         On August 20, 1998, the Company purchased substantially all the business assets of Aviant Information, Inc. ("Aviant"), a wholly-owned subsidiary of Whittaker Corporation. Aviant, located in Simi Valley, California, specializes in systems integration, including project management, complex network design, network planning, simulation, implementation and support. The purchase price was approximately $5.1 million in cash. The business combination was recorded using the purchase method of accounting and, accordingly, the operating results of Aviant have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired of approximately $2.6 million is being amortized over 15 years. Reference is made to the Asset Purchase and Escrow Agreements, copies of which were filed with the Company's Form 8-K on September 2, 1998.

NOTE 4 - SUBSEQUENT EVENT

         On November 4, 1998, the Company purchased the assets and business of Clark Information Services Inc. ("Clark"), located in Los Angeles, California, which specializes in data warehouse design and Year 2000 business risk assessment. The purchase price was approximately $4.2 million, consisting of approximately $1.0 million in cash and approximately $500,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum $810,000 in cash and approximately $1.9 million in newly-issued common stock payable over a two year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition will be recorded using the purchase method of accounting.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

         In September 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement will become effective with the full set of financial statements expected to be filed as of and for the year ended December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have a material effect on the consolidated financial statements.

         In September 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement became effective January 1, 1998 for annual financial statements. This statement will be applied to interim financial statements in 1999, and will include comparative information for 1998 interim periods.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, income, and Year 2000 issues are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement on Form S-1 (File No. 333-10213), Registration Statement on Form S-1 (File No. 333-37357) and Registration Statement on Form S-3 (File No. 333-53339).

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

         The Company derives substantially all of its revenues from fees for professional services, the majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are typically made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A growing percentage of the Company's projects are billed on a fixed-fee basis. The Company recognizes revenue on fixed fee projects using the percentage of completion basis. As of September 30, 1998, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. As of September 30, 1998, the Company has been awarded six contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

         The Company's most significant expense is cost of services, which consists primarily of consultant compensation and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals.

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

         Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, business development, goodwill amortization, and administration, including compensation and benefits. Selling, general and administrative expenses as a percentage of total revenues continues to decrease as the Company leverages its infrastructure expense across its growing revenue base.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenues increased by $13.6 million, or 69.9%, to $33.1 million for the three months ended September 30, 1998, as compared to $19.5 million for the three months ended September 30, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from three outsourcing contracts consummated during 1998.

         Cost of Services. Cost of services increased by $7.8 million, or 79.6%, to $17.7 million for the three months ended September 30, 1998, as compared to $9.9 million for the three months ended September 30, 1997. The increase was due to the additional number of consultants required to support the Company's larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue increased to 53.4% for the three months ended September 30, 1998, as compared to 50.5% for the three months ended September 30, 1997. This increase was caused by an increase in compensation levels while average billing rates remained relatively constant. In addition, the Company experienced slightly lower consultant utilization resulting from the start-up of new outsourcing contracts and the growth of the Company's consultant headcount by approximately 16% during the third quarter of 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.7 million, or 61.3%, to $12.5 million for the three months ended September 30, 1998, as compared to $7.8 million for the three months ended September 30, 1997. This increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, continuing education and marketing expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 37.6% from 39.6% primarily due to increased operating efficiencies resulting from the Company's ongoing efforts to leverage its infrastructure expense across its growing revenue base.

         Other income and expense. Other income was $1,122,000 for the three months ended September 30, 1998, as compared to $498,000 of other income for the three months ended September 30, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenues increased by $31.0 million, or 57.1%, to $85.3 million for the nine months ended September 30, 1998, as compared to $54.3 million for the nine months ended September 30, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from three outsourcing contracts consummated during 1998.

         Cost of Services. Cost of services increased by $16.9 million, or 61.1%, to $44.5 million for the nine months ended September 30, 1998, as compared to $27.6 million for the nine months ended September 30, 1997. The increase was due to the additional number of consultants required to support the Company's larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue increased to 52.2% for the nine months ended September 30, 1998, as compared to 50.9% for the nine months ended September 30, 1997. This increase is attributable to the increase in the Company's consultant base which grew by approximately 74% during the first nine months of 1998. This resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of performance goals set by the company.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $10.8 million, or 48.8%, to $33.0 million for the nine months ended September 30, 1998, as compared to $22.2 million for the nine months ended September 30, 1997. This increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 38.7% from 40.9% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base.

         Other income and expense. Other income was $3,743,000 for the nine months ended September 30, 1998, as compared to $1,415,000 of other income for the nine months ended September 30, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November, 1997.


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

         At September 30, 1998, the Company had cash and cash equivalents of $59.7 million and working capital of $87.2 million. Working capital at September 30, 1998 represents a decrease of $10.5 million from December 31, 1997 resulting primarily from the business acquisitions of NSD, Novum, Lincoln, and Aviant in the first three quarters of 1998, purchases of property and equipment, the equity investment in Empower and an additional payment made relating to the March 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining contingency payable relating to The Kaufman Group purchase agreement is approximately $1.0 million payable over the next two years.

         The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the prime rate. As of September 30, 1998, the Company had no amounts outstanding under this line of credit.

         Net cash used in operating activities was $4,291,000 and $1,559,000 for the nine months ended September 30, 1998 and 1997 respectively. The increase in cash used in operations is primarily due to an increase in accounts receivable; which was partially offset by higher earnings in the current period.

         Net cash of $23.5 million used in investing activities during the nine months ended September 30, 1998 consists of the business acquisitions of NSD, Novum, Lincoln and Aviant, additions to property and equipment, the equity investment in Empower and an additional payment made relating to the March 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining contingency payable relating to this purchase agreement is approximately $1.0 million payable over the next two years.

         Net cash provided by financing activities during the nine months ended September 30,1998, was principally the result of proceeds received from the exercise of stock options.

         On August 20, 1998, the Company purchased the assets and business of Aviant, located in Simi Valley, California, which specializes in systems integration, including project management, complex network design, network planning, simulation, implementation and support. The purchase price was approximately $5.1 million in cash. The business combination was recorded using the purchase method of accounting.

         On October 1, 1998 The Company completed its investment in the preferred stock of Empower with a cash payment of 1.5 million.

         On November 4, 1998, the Company purchased the assets and business of Clark, located in Los Angeles, California, which specializes in data warehouse design and Year 2000 business risk assessment. The purchase price was approximately $4.2 million, consisting of approximately $1.0 million in cash and approximately $500,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum $810,000 in cash and approximately $1.9 million in newly-issued common stock payable over a two year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition will be recorded using the purchase method of accounting.

         The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.

YEAR 2000

         The Year 2000 issue ("Y2K") exists because some computer programs use two digits rather than four to define the applicable year. For instance, these programs record the year 1998 as "98." Some date-sensitive software may interpret a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.

         Readiness

         The Company is conducting an inventory and assessment of its information technology ("IT") systems and non-IT systems (such as building facilities, voice mail, telephone and other systems containing embedded microprocessors). The inventory is expected to be completed by the end of 1998, and the assessment is expected to be completed by March 31, 1999. The remediation phase is expected to be completed by April 30, 1999, and the testing phase, which begins in November 1998, is expected to be completed by May 15, 1999. Production is expected to be finished by May 15, 1999. The phases run concurrently for different systems.

         The Company's material internal IT systems principally consist of payroll, accounting and human resources systems, all of vendor which are third-party software applications. The Company has obtained written vendor confirmation that its human resources software is Y2K compliant. The Company is waiting for a software release for its accounting system from the vendor. The Company expects to upgrade the accounting system in the first quarter of 1999. The compliance status of the Company's payroll/EDI interface is being researched and will be dependent on the version of the accounting system.

         The Company purchases products and services from third parties. The Company intends to seek written assurances from its material vendors and suppliers that there will be no interruption of service or acceptable product as a result of the Y2K issue. Based in part on the assurances received or not received, the Company intends to devise contingency plans to mitigate the negative effects on the Company in the event the Y2K issue results in the unavailability of products or services. The Company cannot assure that any contingency plans will prevent product or service interruption by one or more of the Company's third party vendors or suppliers from having a material adverse effect on the Company. It is planned that these relationships will be evaluated through all of 1999 and changes to the supply chain as are deemed by management to be appropriate and feasible will be made throughout 1999.

         Cost

         The Company expects the incremental costs directly associated with its Y2K efforts to be approximately $350,000, of which $300,000 is expected to be capitalizable. To date, the Company has spent approximately $103,000, all capitalizable. The actual costs may vary from the foregoing estimate based on assessment, contingency planning, and testing results.

         Other Risks

         The Company performs Y2K services for certain clients. These services include, among others, assisting certain clients to identify, assess and remediate potential Y2K problems. In addition, former, present and future clients could assert that certain other services performed by the Company involved or are related to Y2K issues. There can be no assurance that various third-party software packages that the Company has recommended and/or implemented for its clients will all prove to be Y2K compliant. The Company's solution delivery methodology, in many cases, empowers clients to maintain, alter and upgrade systems after the completion of an engagement. Due to the potential significance of Y2K issues on client operations, any failure of critical client systems or processes that are directly or indirectly connected to systems or software analyzed, designed, developed, or implemented by the Company (or the businesses the Company has acquired or may acquire) may subject the Company to claims, whether or not the failure is related to the services provided by the Company. The resolution of such claims, if any, could have a material adverse effect on the Company.

         The Company has attempted to include provisions in client contracts that disclaim implied warranties, limit express warranties and impose limitations on the amounts of damages for which the Company may be liable. However, not all past and present client contracts include such provisions. The Company cannot assure that it will be able to obtain these provisions in agreements for future projects. The Company also cannot assure that these provisions will prevent past, present or future clients from asserting Y2K claims against the Company or will protect the Company from, or limit the amount of the Company's liability for, Y2K claims asserted against the Company.

         The Company also may be subjected to claims relating to Y2K issues based on services performed by companies which the Company has acquired or may acquire. These services may have been performed prior to the Company's acquisition and so would not have been in the Company's control. The resolution of such claims, if any, could have a material adverse effect on the Company.

         The Company will be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructures is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices or at client sites that lose electrical power or experience failure of elevator, security, HVAC or other building systems; down time for billable personnel who are unable to travel to or from engagement locations if airline or other transportation providers cannot provide service; and disruption to Company business if telephone or cellular communication is unavailable.

         In addition, in many instances the services that the Company provides to its clients are performed at the client's site, and require the use of the client's information systems. In the event that the Company's clients experience Y2K problems that impair or prevent access to clients' systems, the Company may be impaired in its ability to perform services at those client sites that experience such problems. The Company's consultants might therefore generate less revenue during that period.

         Contingency Plans

         The Company has not yet developed contingency plans in regard to its internal systems, vendor/supplier issues or any of the more global infrastructure issues. Such plans are expected to be formulated and in place by July 1, 1999. In recognition of the fact that the business and technical environment may continue to change during the year, the Company plans to review on a continuing basis, and update as necessary, its contingency plan throughout calendar 1999.

         Forward Looking Statements

         The estimates regarding the costs of the Company's Y2K efforts, as well as statements regarding the potential effect of Y2K issues on the Company and the Company's plans to deal with issues or contingencies raised by Y2K issues, are forward-looking statements. These statements are subject to a number of risks and uncertainties which could cause actual costs, effects or plans to differ materially from the discussion above. Among these risks or uncertainties are the following:

- difficulty in successfully identifying all hardware, software and systems which may be affected by Y2K problems or which may contain microprocessors affected by those problems;

- difficulty in identifying all third parties whose inability to process Y2K date information may affect the Company;

- the fact that the Company will have no control over the efforts of material vendors, suppliers and other providers to address their Y2K issues;

- the availability, to the Company and third party suppliers, vendors and other providers, of qualified professionals to analyze and remedy Y2K problems;

-        the amount of programming which may be necessary to address Y2K issues;

- the difficulty in projecting labor or consulting costs, particularly in light of the fact that demand for Y2K remediation services will become more intense as the year 2000 approaches; and

- the effect of general economic conditions on the willingness of third parties to make the expenditures necessary to address Y2K problems which may affect the Company.


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

         None of such expenses were paid to any officer, director or 10% or greater stockholder of the Company or and affiliate of any such persons. Since the effective date of the Registration Statement, the Net Proceeds have been applied to the following uses in the following estimated amounts:





Construction of buildings and facilities:                                  $     ---------
                                                                           ---------------
Purchase and installation of equipment:                                    $    11,266,000
                                                                           ---------------
Purchase and improvement of real estate:                                   $     1,729,000
                                                                           ---------------
Acquisitions of other business (es):                                       $    20,024,000
                                                                           ---------------
Repayment of indebtedness:                                                 $     2,834,000
                                                                           ---------------
Working Capital:                                                           $     ---------
                                                                           ---------------
Payment of accrued compensation:                                           $     3,680,000
                                                                           ---------------

ITEM 5.  OTHER INFORMATION

         On August 20, 1998, the Company purchased the assets and business of Aviant, which is located in Simi Valley, California, which specializes in systems integration, including project management, complex network design, network planning, simulation, implementation and support. The purchase price was approximately $5.1 million in cash. The business combination was recorded using the purchase method of accounting.

         On November 4, 1998, the Company purchased the assets and business of Clark, located in Los Angeles, California, which specializes in data warehouse design and Year 2000 business risk assessment. The purchase price was approximately $4.2 million, consisting of approximately $1.0 million in cash and approximately $500,000 in newly-issued common stock payable at closing, and an additional contingent payment of up to a maximum $810,000 in cash and approximately $1.9 million in newly-issued common stock payable over a two year period contingent on the achievement of certain performance benchmarks by the acquired business. The acquisition will be recorded using the purchase method of accounting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.19 Asset Purchase Agreement, dated August 20, 1998 among Superior Consultant Holdings Corporation, Enterprise Consulting Group, Inc., Whittaker Corporation and Aviant Information, Inc. (1)

         10.20 Escrow Agreement, dated August 20, 1998 among Superior Consultant Holdings Corporation, Enterprise Consulting Group, Inc., Whittaker Corporation and Aviant Information, Inc. and First of America, N.A. (1)

         27*      Financial Data Schedule for the Quarter Ended September 30,
                  1998

         99.4     Press Release dated August 20, 1998 (1)


(b)      Form 8-K

         The Company filed a Current Report on Form 8-K, dated September 2, 1998 announcing the acquisition by the Company's wholly-owned subsidiary, Enterprise Consulting Group, Inc., of substantially all the business assets of Aviant Information, Inc., a healthcare consulting corporation organized under the laws of California.

         Form 8-K/A

         The Company filed a Current Report on Form 8-K/A, dated November 2, 1998, relating to the Form 8-K dated September 2, 1998. The Current Report on Form 8-K/A included required financial statements with respect to Aviant Information, Inc. as of and for the period ended October 31,1997, and as of and for the period ended July 31, 1998; as well as pro forma financial information as of and for the six months ended June 30, 1998 and for the year ended December 31, 1997, presenting the historical results of the Company combined with Aviant Information, Inc. and the pro forma adjustments as if the acquisition had been made as of June 30, 1998 and at the beginning of each of the periods presented.

------------------------

*        Filed herewith

(1) Incorporated by reference from the Company's Form 8-K as filed with the Securities and Exchange Commission on September 2, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Superior Consultant Holdings Corporation


Date: November 16, 1998             By: /s/ Richard D. Helppie, Jr.
                                       ----------------------------------
                                    Richard D. Helppie, Jr,
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 16, 1998             By: /s/ James T. House
                                       ----------------------------------
                                    James T. House
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                  Description
-----------                  -----------

     27                      Financial Data Schedule