Form 10-K
period 1998-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1999-03-31
CIK 1020999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998, OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21485

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

               4000 TOWN CENTER, SUITE 1100, SOUTHFIELD, MICHIGAN
                    (Address of principal executive offices)
                                   38-3306717
                      (I.R.S. Employer Identification No.)

                                     48075
                                   (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 25, 1999 was $153,312,720.

     At March 25, 1999, 10,358,259 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held in May 1999, expected to be filed with the Commission not later than April 9, 1999, is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

SUMMARY

     Superior Consultant Holdings Corporation (the "Company"), through its wholly-owned subsidiary, Superior Consultant Company, Inc. ("Superior"), is a national healthcare consulting firm that provides a wide range of information technology ("IT") consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Superior uses its in-depth institutional knowledge and nationally deployed group of experienced consultants to help clients plan and execute business strategies. Superior's comprehensive continuum of solutions includes: strategic planning and operations management consulting; financial performance; facilities planning; information systems planning, implementation and integration; data warehousing; interim management; facilities planning; and varied levels of information systems outsourcing.

     The Company's wholly-owned subsidiary, Enterprise Consulting Group, Inc. ("Enterprise"), assists clients in various industries with network and telecommunication design and acquisition; enterprise messaging; intranet and web strategies; workgroup consulting; remote network administration and outsourcing; and software and application development solutions.

     The term "Company" as used herein refers collectively to the Company together with its two principal operating subsidiaries: Superior and Enterprise.

     The Company serves clients across a broad cross-section of the healthcare industry. From January 1, 1997 through December 31, 1998, the Company provided services to over 790 healthcare clients on over 3,025 engagements. The Company believes that its established record of long-term relationships, in-depth knowledge of its clients' needs, and its continually expanding range of service offerings endow the Company with significant advantages over its competitors in marketing additional services and winning new engagements. The Company's goal is to be the preferred, if not sole, provider of a broad range of solutions for each of its clients.

INDUSTRY BACKGROUND

     General

     The United States healthcare industry is undergoing rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation and are expected to exceed $1.2 trillion in 1999, according to a Health Care Financing Administration ("HCFA") report on the healthcare industry. The Company believes that the effects of the Balanced Budget Act ("BBA"), slowed growth of Medicare payments and the aging of the U.S. population will result in continued dramatic change in the healthcare industry. Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, comply with increasing government regulations, and cope with the financial realities of managed care. These challenges, combined with increased demands on capital resources, are forcing healthcare providers to seek new ways to structure and manage their organizations and deliver services. In the past, the financial risk of healthcare delivery was absorbed principally by third-party payors, and providers did not focus on cost containment. Today, through managed care arrangements and provider capitation (under which providers are paid an annual fixed fee per individual to deliver all healthcare services required by that individual), the economic risk of healthcare delivery is shifting from payors to providers. To manage this risk, providers must enhance their understanding of treatment costs, variability of costs and cost control, redesign their facilities and restructure their processes, operations and organizations to enhance efficiency and accountability. Providers must achieve each of these objectives, while at the same time striving to maintain or increase quality and consistency in healthcare delivery.

     The shifting of risk from payor to provider has also encouraged and accelerated consolidation among healthcare providers. In order to achieve economies of scale, operating efficiencies, and enhanced contracting capabilities, many healthcare organizations such as hospitals, primary care and multi-specialty physician groups, laboratories, pharmacies, home health services and nursing homes are integrating horizontally and vertically to create integrated delivery networks ("IDNs"). The goal of IDNs is to deliver comprehensive healthcare in a cost-effective manner and accordingly, their success is dependent, in part, on effectively managing and delivering information to the caregivers. As industry consolidation and IDN formations create larger and increasingly far-reaching healthcare organizations, and as the demand for information services is increasingly required to cross multiple points of care, IDNs must place greater focus on information management and business process solutions to control costs, demonstrate quality, measure performance, predict outcomes, and increase efficiency. In similar efforts to economize, other organizations are downsizing and divesting in the areas of personnel, operations, and facilities.

     Information Technology

     The increased demand for tools to collect, analyze and interpret clinical, operational and financial information rapidly, flexibly, and in a technological framework that supports today's diverse healthcare environment is intensifying the reliance of the healthcare industry on IT solutions. As a result, the healthcare industry is rapidly increasing its spending for IT. Healthcare IT spending is being driven not only by the heightened need for better management information systems, but also continued price-performance improvements in hardware and software, the ability to develop increasingly user-friendly software applications and the emergence of better application development tools.

     The healthcare IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems, and meeting staffing requirements in a market with an insufficient pool of qualified IT professionals. At the same time, external economic factors have forced organizations to focus on their primary competencies and trim work forces. The Company believes that healthcare participants will continue to turn to outside consultants, external management of internal information systems and full outsourcing arrangements with technology leaders as a means of coping with the financial and technical demands of information systems management. The Company believes this dynamic is also occurring across other industries as organizations look to external management and outsourcing of their information systems in order to remain focused on their primary businesses.

     Consulting

     The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities, many of which are unfamiliar to an industry that had long operated under a non-aligned, third party payor environment. In response, healthcare participants are formulating and implementing new strategies and tactics, including redesigning business processes and workflows, acquiring better technology and adopting or remodeling customer service and marketing programs. The Company believes that healthcare participants will continue to turn to outside consultants to assist in this process for several reasons: the pace of change is eclipsing their own internal resources and capacity to identify, evaluate and implement the full range of options; consultants enable healthcare participants to develop better solutions in shorter time frames; and purchasing consulting expertise can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

     The healthcare consulting industry is highly fragmented and consists primarily of: (i) larger systems integration firms, including the consulting divisions of the national accounting firms, which offer healthcare consulting as one of their specialty areas; (ii) healthcare information systems vendors that focus on services relating to the software solutions they offer; (iii) healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) large general management consulting firms that do not specialize in healthcare consulting and/or offer systems implementation. Increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which (i) are able to marshal the necessary expertise and resources to offer comprehensive skill sets to clients; (ii) have the strength and consistency to advise clients along the entire service continuum (from strategy to selection to implementation to operation); (iii) offer the flexibility to meet the challenges of the rapidly changing healthcare and IT industries; and (iv) have the ability to recruit, retain, educate and deploy a diverse, experienced set of personnel.

THE SUPERIOR SOLUTION

     Superior uses its intellectual capital, in-depth institutional knowledge of healthcare delivery systems, and nationally deployed group of experienced consultants to help clients plan and execute business strategies. Superior offers its clients a continuum of solutions, ranging from strategic planning and operations management consulting, to information system planning, implementation and integration, to interim management and outsourcing. For each client and engagement, Superior structures a project team that understands the complexities of the healthcare environment for that particular client and can concurrently address the management and technical ramifications of change and improvement. In structuring an engagement, Superior does not impose any preordained program on its clients. Rather, utilizing the professional judgment derived from their years of experience, Superior's consultants work in concert with each client to develop custom-tailored solutions. As each client relationship evolves, Superior's professionals add their experiences to Superior's proprietary databases to accumulate a detailed and intimate understanding of each client and its specific needs. Superior's nationally deployed professionals are aided by instant access, via the Company's proprietary information and communication system, to its knowledge and client resource databases, and to collaboration with colleagues. This unified team approach helps to ensure high quality, consistent and geographically seamless client service.

     Superior's services integrate many diverse facets and constituencies of the healthcare industry. Through its strategic consulting, Superior brings together the healthcare and business relationships required to establish and maintain efficient and collaborative healthcare delivery networks. Through its operations management consulting, Superior links and optimizes the contributions of clinical, information and management personnel. Through its information systems implementation and integration consulting, Superior forges a value-added link between healthcare information systems vendors and their customers by helping each group maximize the potential of existing technology. Superior also provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies. This enables Superior to help its clients take advantage of the opportunities presented by emerging technologies such as the internet and intranets, local and wide area communication networks, telehealth and document imaging solutions.

     In addition, Superior offers a unique and flexible program of outsourcing services ranging from interim management, to personnel acquisition and facilities management, to remote network administration (via NetLinc(TM) Services), to total outsourcing. Superior's Capitated Consulting(TM) outsourcing program enables healthcare providers to simplify their management agenda, improve their return on information systems investment, and strengthen their technology management by ensuring client access to Superior's skilled technical labor pool and knowledge repositories.

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

SERVICES

     Superior offers its clients comprehensive healthcare consulting services, from visioning, to strategy, to selection of appropriate solutions, to implementation, ongoing management and outsourcing. Superior offers custom-tailored solutions based on an assessment of each client's needs. Superior offers services in the following broadly defined categories:

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

     Management Consulting. Superior's management consulting services include strategy development and business planning, operations and financial performance services, facility planning, health information management and imaging, and post-acute services. A recently developed, comprehensive consulting service, RAPIDS(TM) (Resource Allocation Planning for Integrated Delivery Systems), helps healthcare systems reallocate scarce resources to improve their bottom lines by evaluating the balance between quality of care, customer service, provider productivity, ongoing operational efficiency, and initial and long-term capital costs.

     Information Technology Outsourcing. Superior's flexible, Capitated Consulting program enables healthcare providers to simplify their management agenda, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. Superior's outsourcing program offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

     Operations Consulting. Superior provides business process workflows and operations improvement as methods to help clients eliminate organizational redundancy, reduce cost and implement changes in the areas of patient care, post-acute care, administrative services, clinical resource allocation, quality management, finance, physician support and nursing. Superior can provide executive and staff education, interim management and operational assistance.

     In order to offer its clients a depth of proficiency and experience Superior organizes its services by its 28 national practice areas which work together synergistically to serve its clients, many of whom have consulting needs in multiple areas. The national practice areas operate in conjunction with Superior's client service executives who coordinate how Superior's specialty areas can work together to achieve optimum productivity and cost effectiveness. Superior has developed methodologies for delivering these skills in a consistent, coordinated manner, either as a full project team, a joint client-consultant or joint vendor-consultant project team, through selected individual expertise or as part of a seminar or workshop.

     Set forth below is a list of the healthcare consulting services and skills offered by the Company:

              CATEGORY                                     DESCRIPTION OF SERVICES
              --------                                     -----------------------
INFORMATION TECHNOLOGY CONSULTING        - Strategic information system planning, budgeting,
                                         development and implementation
                                         - Systems and departmental audits and assessments
                                         - Interim management and facilities management
                                         - Data warehousing
                                         - Remote network administration
                                         - Executive Planning Systems (EPS)
                                         - Executive and technical education and end user training
                                         - Legacy system maximization
                                         - Unbiased product selection and vendor negotiation
                                         - Applications testing and quality assurance
                                         - System implementation and integration, including products of SMS, Cerner, HBOC, MEDITECH and others
                                         - Network and client-server planning and design
                                         - Imaging system feasibility studies, design and
                                           implementation

              CATEGORY                                     DESCRIPTION OF SERVICES
              --------                                     -----------------------
STRATEGIC AND OPERATIONS MANAGEMENT
  CONSULTING                             - Case management program development and implementation
                                         - Strategic and tactical planning
                                         - Collaboration strategies, mergers, acquisitions and
                                           affiliations
                                         - Executive and departmental interim management
                                         - Operational and executive assessment
                                         - Reengineering and business process improvement and
                                           redesign
                                         - Project management
                                         - State and local comparative data analysis/benchmarking
                                         - Decision Support and Executive Information Systems
                                           (DSS/EIS)
                                         - Computerized patient record (CPR) planning and
                                           implementation
                                         - Productivity and quality improvement
                                         - Payor and customer surveys and profiles
                                         - Market and competitive landscape research and analysis
                                         - Facility planning and programming
                                         - Post-acute care services
                                         - Clinical resource allocation
                                         - Clinical program planning
                                         - Market and financial feasibility assessment
                                         - Cardiology services
                                         - Disease management

OUTSOURCING                              - IT planning, budgeting and management
                                         - Operations and management staffing and resources
                                         - Project management
                                         - Applications implementation
                                         - Data center operations
                                         - Network monitoring and maintenance
INTEGRATED DELIVERY NETWORK (IDN)
  CONSULTING                             - IDN planning and development
                                         - Managed care seminars, executive education and retreats
                                         - Managed care organization development and management of
                                           physician partnerships, physician hospital organizations
                                           and management services organizations
                                         - Transaction and valuation services
                                         - Network formation planning
                                         - Market analysis and business planning
                                         - Managed care contracting strategies
                                         - Insurance company partner selection
                                         - Community health information network planning and
                                           development
                                         - Capitation and risk contracting
                                         - Base management/utilization management
                                         - Managed care systems assessment, evaluation and
                                           implementation
                                         - Medicare and Medicaid risk contracting
                                         - Purchasing and Materials Management
                                         - System Implementation

              CATEGORY                                     DESCRIPTION OF SERVICES
              --------                                     -----------------------
HEALTH INFORMATION MANAGEMENT
  CONSULTING                             - Medical Records Department review/utilization review
                                         - Health information network planning and development
                                         - Clinical data repositories/longitudinal patient records
                                         - Interim management
                                         - Coding and grouping

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
                                         - Integration strategies
                                         - Communications linkage

              CATEGORY                                     DESCRIPTION OF SERVICES
              --------                                     -----------------------
PHYSICIAN SERVICES                       - Primary care network development
                                         - Medical staff strategic planning
                                         - Multi-specialty group practice formation
                                         - PHO restructuring
                                         - MSO development and improvement
                                         - IPA development/restructure
                                         - Physician practice merger and acquisition
                                         - Financial modeling, budgeting and financial performance
                                           improvement
                                         - Practice valuations and appraisals
                                         - Management team education and development
                                         - Physician group practice formation, restructuring and
                                           improvement
                                         - Managed care and market research
                                         - Proprietary health plan development

ENTERPRISE CONSULTING GROUP

     Enterprise, founded in 1993, is a professional consulting organization providing technology and network solutions to medium and large companies across a wide array of industries. Enterprise complements and augments Superior through its emphasis on information networking and collaborative technologies. Enterprise leverages strategic technology partnerships with vendors such as IBM, Microsoft, Netscape, and Lotus to provide effective services in the following broadly defined categories:

     Network and Telecommunications Consulting. Enterprise develops strategic plans utilizing its consultants' technical expertise in the areas of network architecture planning, PBX systems, call centers, computer to telephone integration, voicemail systems, integrated voice response, wide area network design, local area networks, high speed networking and alternative local area exchange carriers.

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

     Workgroup and Groupware Design and Development. Enterprise's workgroup and groupware services are based on the strategic and effective integration of workflow design and process engineering and groupware application development in the workplace. Working in concert with its technology partners, including Microsoft, Lotus, Netscape and IBM, Enterprise can achieve complete turn-key solutions allowing its clients to effectively collaborate with its suppliers, vendors and partners utilizing groupware and web-based technologies. Enterprise's work with Lotus Notes/Domino groupware solutions places it in the top tier of Lotus-designated Business Partners, qualifying, based on product sales and number of certified professionals, for designation as a Premium Lotus Business Partner since 1996. Enterprise is also an IBM BESTeam Member, Microsoft Solutions Provider and Netscape Affiliate Plus Partner.

     Software and Application Development. Enterprise's application design consultants are skilled in a variety of applications and applications toolsets, including Lotus Notes, Sybase, C++, Power Builder and Visual Basic, ASP, Activex, Perl, CGI, Access, SQL Server and Oracle. The focus is on the development of both collaborative applications to support the groupware services and on user interface tools developing and creating knowledge-based executive information systems and high-end user application interfaces.

     Corporate Facilities Technology Design and Relocation. Enterprise provides technology design services for organizations designing and building new headquarters and facilities for clients, including infrastructure design, cabling systems, right of way, site planning, multimedia for audiovisual, video teleconferencing, voice and data communication systems.

     Enterprise's turnkey approach to serving its clients has enabled it to grow its business both by adding new clients and by attracting repeat business from its current base of clients. Since its inception in 1993, Enterprise has served over 375 clients primarily in the manufacturing, finance, healthcare, and service industries. In 1998 Enterprise accounted for 15.3% of the Company's consolidated revenues.

DEVELOPMENTS IN 1998

     In pursuit of its growth strategies, in 1998 the Company entered into five multi-year IT outsourcing agreements. In addition, the Company acquired seven companies in 1998 and made a substantial equity investment in drkoop.com, Inc.

     Outsourcings

     - In April 1998, Superior signed a five-year outsourcing agreement with St. Francis Hospital and Medical Center (Hartford, Connecticut). Superior assumed responsibility to provide St. Francis with NetLinc Services, including support and network performance monitoring.

     - In June 1998, Superior signed a five-year outsourcing agreement with JPS Health Network ("JPS"). Superior assumed responsibility for all network and help desk support as well as a series of critical information systems projects addressing JPS' long-range strategic initiatives. The contract encompasses a wide array of technology initiatives--voice, video, data and image--and upgrades to the network infrastructure. Superior is supplying network services management, financial management, personnel and technological expertise.

     - In June 1998, Superior signed an agreement with Georgetown University Medical Center, adding a two-year contract for NetLinc services to Superior's existing long-term outsourcing contract. Superior has extended from simple end-user application support to on-site technician dispatch and problem tracking to advanced network device diagnostics, control, and configuration.

     - In September 1998, Superior signed a five-year outsourcing agreement with Central Connecticut Health Alliance. Under the agreement, Superior assumed responsibility for information systems management; information systems planning and strategy; financial management; applications support; computer operations; PC and desktop support; network management, planning and support; and project services.

     - In September 1998, Superior signed a three-year outsourcing agreement with Saint Mary's Medical Center of Saginaw. Under the agreement, Superior became responsible for information systems leadership and application management.

     - Since the beginning of 1999, Superior has entered into an additional outsourcing agreement. On January 12, 1999, Superior and Eisenhower Medical Center signed a five-year information system outsourcing agreement. Under the agreement, Superior assumed responsibility for IS management and leadership in the areas of Planning and Strategy, Financial Management, Applications Support, Computer Applications, PC and Desktop Support, Network Management, Help Desk and Project Services.

     Acquisitions

     During 1998, the Company completed seven acquisitions which strengthened the Company's existing service capabilities and added new service capabilities, including remote network administration and data warehousing. The aggregate firm and potential earnout consideration payable by the Company for these acquisitions includes the payment of approximately $16.0 million in cash and the issuance of approximately $16.0 million in shares of Common Stock. All of the acquisitions were accounted for under the purchase method of accounting and the results of each acquired business have been included in the Company's consolidated results of operations since their respective closing dates.

     In addition, in May 1998 the Company made a $4.5 million investment in convertible preferred stock of Empower Health Corporation, which has recently changed its name to drkoop.com, Inc. ("drkoop.com") of Austin, Texas. drkoop.com's mission is to improve the quality of people's lives by empowering them with personalized healthcare information and enabling electronic interactions and on-line transactions with the healthcare industry. On October 1, 1998 the Company completed its investment in the preferred stock of drkoop.com with a cash payment of $1.5 million. The investment was recorded using the cost method of accounting. In connection with this transaction, Dr. C. Everett Koop joined the Company's board of directors and Richard D. Helppie, Jr. joined drkoop.com's board of directors. The Company entered into a five-year service agreement with drkoop.com to provide software development, systems integration and implementation, data center management, web hosting, and operational improvement consulting.

     Since the beginning of 1999, the Company has completed an additional acquisition. On January 15, 1999, Superior acquired assets of the Integration Services Group ("ISG") of Healthdyne Information Enterprises. ISG provides strategic, tactical and technical consulting expertise to solve practical integration problems for healthcare organizations. The purchase price was approximately $2.2 million in cash and is being recorded using the purchase method of accounting.

EMPLOYEES

     The Company believes that one of its key strengths lies in its ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare and/or information technology. The Company's consultants are highly experienced, and many have established their credentials as healthcare executives and senior management of healthcare entities, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors, and information management and information systems technical personnel. As of December 31, 1998, the Company employed over 1,250 employees, 1,040 of whom were consultants.

     The Company believes it has a unique corporate culture built upon open communication across geographic regions and practice areas fostered by the Company's proprietary information and communications system (the "electronic hallway"), and a motivational and interactive work environment that features extensive professional development opportunities and productivity incentives. Through the establishment of its Superior Institute, the Company's education and training encompasses multiple approaches to professional development. As part of this effort, the Company provides training curricula in new trends in healthcare, information technology, business management and worklife topics. Each consultant may choose from a variety of managerial, technical and personal courses which are designed to provide sound fundamental principles for each subject. Many of the courses have advanced editions. These education offerings are delivered through multiple settings including self-study, group classroom, individual mentorship and case study.

     An integral part of the on-going education process at the Company takes place through its proprietary electronic hallway system. This allows the Company's consultants to continue to upgrade their skills while remaining deployed in the field. In addition, the Company has developed an employee orientation program that features a sophisticated presentation to provide new employees with a comprehensive understanding of the Company's structure and approach to consulting. The Company also maintains a formal and active network of former employees; these alumni provide expertise on projects, introduce the Company to new client leads, and in many cases have returned to the Company from experiences elsewhere in the healthcare industry.

SALES AND MARKETING

     The Company's business development efforts are based upon a highly organized, company-wide, consistent approach. All personnel are trained and reinforced in the Company's marketing methods and philosophy, and are encouraged to identify, develop and pursue client service opportunities. The Company's marketing efforts are directed by senior management and the Company's strategic services group leaders. The strategic service group leaders focus on client development strategies, geographic market penetration and cross-selling clients. Business development is an integral part of the formal responsibilities at all levels of the Company's management, including its national practice area leaders, and the Company sets business development goals on both a departmental and individual basis.

     The Company's business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value to be provided to each potential client and then managing the sales process to completion through a sophisticated client resource database, developed and maintained internally. Each potential client lead is entered into the database, and that profile is updated for subsequent developments and information throughout the entire life of the Company's relationship with the potential client, as well as after a client retains the Company for services. At any given time, numerous Company professionals are active in the development of business from either a new or existing client, and the client resource database enables all Company personnel to access up-to-date information on the Company's efforts with respect to a client or client prospect, identify other Company contacts with that client, and highlight the particular needs expressed by the client to date.

     The Company furthers its business development efforts through its reputation in the marketplace, the personal contacts and networking of the Company's professionals, direct industry marketing programs, trade shows, and the industry presence maintained by Company professionals to enhance its business development efforts. The Company's marketing profile within the healthcare industry is enhanced by its employees' speaking engagements and publications on topics affecting healthcare. The Company's views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. The Company's healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences across the nation.

     The Company operates its healthcare consulting business through a combination of its national presence, regional relationships and its 28 national practice areas. Each national practice area offers a selected variety of the Company's healthcare consulting services and often two or more of these areas work synergistically to provide solutions to clients. Each area is managed by a national practice area leader who is responsible for achieving performance based goals for the specific area and is responsible for its growth. As the Company adds to its services through internal growth and acquisition, it will evaluate adding new practice areas or augmenting the services of its existing national practice areas. The Company actively markets the subject-matter expertise of its national practice areas through the focus of its strategic services groups. Each strategic services group is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing relationships with specific client organizations. The Company then combines the expertise of its national practice areas to form solutions that are responsive to local conditions and of value to specific clients.

     The Company provides a compensation system designed to foster an active focus at all levels within the organization on growth and business development from a company-wide perspective. Management earns incentive compensation on a quarterly and/or annual basis based on group and company-wide performance goals.

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

     The Company believes that the principal competitive factors in its market include reputation, highly experienced workforce, industry expertise, full array of offerings, project management expertise, price, quality of service, responsiveness and speed of implementation and delivery. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     The Company's success is in part dependent upon its proprietary internal information and communications systems, databases, tools and the methods and procedures that it has developed specifically to serve its clients. In addition, Enterprise has and will continue to develop proprietary groupware tools and applications. Through its recent acquisitions, the Company has acquired numerous development tools and methodologies. The Company has no patents; consequently, it relies on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information, and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers are as follows:

     Richard D. Helppie, Jr., age 43, has served as Chief Executive Officer and Chairman, and as a Director, of the Company since its inception. Prior to January 1999, Mr. Helppie also served as President of the Company. Mr. Helppie has served as Superior's President and Chief Executive Officer since he founded Superior in May 1984. Mr. Helppie also founded Enterprise Consulting Group, Inc. and currently serves as Enterprise's Chairman, President and Chief Executive Officer. Mr. Helppie has more than 24 years of experience in the healthcare and information systems industries.

     Charles O. Bracken, age 49, currently serves as Vice Chairman and Executive Vice President, and is a Director, of the Company. Mr. Bracken joined Superior in March 1987 and has from that time served as Executive Vice President of Superior. Mr. Bracken has more than 28 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as vice president of marketing of a healthcare software firm, preceded by 10 years of related experience in healthcare information systems management including positions as Chief Information Officer for single and multi-hospital corporations.

     Robert R. Tashiro, age 43, currently serves as President and Chief Operating Officer of the Company. Prior to January 1999, Mr. Tashiro served as a Senior Vice President and Chief Operating Officer of the Company. Mr. Tashiro joined Superior in 1985 as a Systems Consultant, was appointed Vice President in

1990, Senior Vice President in 1992 and Chief Operating Officer in June 1996. Mr. Tashiro has more than 20 years of experience in the information systems industry and more than 15 years of experience in the healthcare industry.

     James T. House, age 37, joined Superior in 1988 as its Controller. Since that time, he has held various positions with the Company and Superior and became Vice President in January 1995 and is currently the Vice President and Chief Financial Officer of Superior and the Company.

ITEM 2. PROPERTIES

     The Company's headquarters is located in approximately 35,000 square feet of leased office space in Southfield, Michigan. Superior also leases an aggregate of approximately 71,800 square feet of additional office space in Clearwater, Florida; Atlanta, Georgia; Plano, Texas; San Diego, California; Ann Arbor, Michigan; Chicago, Illinois; Houston, Texas; New York, New York; Pasadena, California; San Francisco, California; and Nashville, Tennessee; Kansas City, Missouri; Burlington, Massachusetts; Wallingford, Connecticut; Simi Valley, California; Englewood, Colorado; Beaverton, Oregon; Minneapolis, Minnesota; St. Louis, Missouri; Overland Park, Kansas; Los Angeles, California; and Pittsburgh, Pennsylvania. The Company has also purchased an approximately 6,200 square foot building in Safety Harbor, Florida, for use as an office and training facility and a 24,000 square foot building in Southfield, Michigan, for use as office space. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased or acquired to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not now a party to, and is not aware of, any pending or threatened litigation that would have a material adverse effect on the Company and its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's 1998 Annual Meeting in May 1998, the stockholders of the Company approved an amendment to Article VI of the Company's Amended and Restated Certificate of Incorporation which increased the maximum number of directors of the Company from nine (9) to fifteen (15). As currently amended,
Article VI now provides that the authorized number of directors shall not be less than three (3) nor more than fifteen (15), with the exact number within the range to be fixed by resolution of the Company's board of directors. Such action was approved by the holders of greater than two-thirds of the Company's then outstanding Common Stock.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                               STOCK INFORMATION

PRICE RANGE OF COMMON STOCK

     The Company's common stock is traded on the Nasdaq National Market under the symbol SUPC. The following table shows high and low closing prices as reported by Nasdaq for the fourth quarter of 1996, commencing October 10, 1996 (the date of the Company's initial public offering) and fiscal years 1997 and 1998.

                                                                 HIGH        LOW
                                                                 ----        ---
FISCAL 1996
Fourth Quarter..............................................    $25.875    $20.500
FISCAL 1997
First Quarter...............................................     24.750     16.125
Second Quarter..............................................     36.875     15.250
Third Quarter...............................................     36.875     27.750
Fourth Quarter..............................................     36.250     28.750
FISCAL 1998
First Quarter...............................................     38.750     27.750
Second Quarter..............................................     45.500     33.500
Third Quarter...............................................     47.000     30.563
Fourth Quarter..............................................     43.500     33.688

     At March 25, 1999, there were approximately 133 stockholders of record.

     The Company has not paid cash dividends to the holders of its Common Stock. It is the Company's present intention to retain earnings for use in the growth of the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following historical financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company as reported by Grant Thornton LLP, independent certified public accountants. This information is qualified in its entirety by reference to the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                             YEARS ENDED DECEMBER 31,
                                           ------------------------------------------------------------
                                                                         PRO FORMA
                                            1994      1995      1996      1996(1)    1997(2)   1998(2)
                                            ----      ----      ----     ---------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.................................  $33,364   $42,494   $51,835     51,835    $76,895   $124,746
Cost of services.........................   14,966    19,730    25,524     25,524     39,260     65,026
Selling, general and administrative
  expenses...............................   15,497    18,422    21,891     21,891     30,378     47,425
Executive compensation expense(3)........    2,445     3,730     4,579      1,060        858        908
                                           -------   -------   -------    -------    -------   --------
Earnings (loss) from operations..........      456       612      (159)     3,360      6,399     11,387
Interest and other (expense) income......      (94)     (113)       84         84      2,728      4,572
Costs incurred in connection with
  mergers................................       --        --        --         --       (917)        --
                                           -------   -------   -------    -------    -------   --------
Earnings (loss) before income taxes and
  extraordinary item.....................      362       499       (75)     3,444      8,210     15,959
Income taxes.............................        7       185       689      1,364      3,625      6,331
                                           -------   -------   -------    -------    -------   --------
Earnings (loss) before extraordinary
  item...................................      355       314      (764)     2,080      4,585      9,628
Extraordinary gain on early
  extinguishment of debt, net of income
  taxes..................................       --        --       231        231         --         --
                                           -------   -------   -------    -------    -------   --------
Net earnings (loss)......................  $   355   $   314   $  (533)   $ 2,311    $ 4,585   $  9,628
                                           =======   =======   =======    =======    =======   ========
Net earnings (loss) per share -- basic...  $  0.08   $  0.06   $ (0.09)   $  0.38    $  0.54   $   0.94
Net earnings (loss) per share --
  diluted................................  $  0.08   $  0.06   $ (0.09)   $  0.38    $  0.53   $   0.91
Shares used in calculating net earnings
  (loss) per share -- basic..............    4,597     5,138     6,014      6,014      8,519     10,266
Shares used in calculating net earnings
  (loss) per share -- diluted............    4,597     5,162     6,014      6,080      8,670     10,580

                                                                 YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------
                                                     1994      1995      1996        1997       1998
                                                     ----      ----      ----        ----       ----
BALANCE SHEET DATA:
Working capital.................................    $  435    $1,273    $39,962    $ 97,632    $84,131
Total assets....................................     8,910    12,606     55,324     119,401    133,726
Total debt......................................     2,164     2,110      2,448         189         61
Total stockholders' equity......................       648     1,240     41,370     108,363    121,494

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

(2) Statement of operations data for fiscal 1997 and fiscal 1998 includes results of acquired businesses as described in Note 2 to the Company's consolidated financial statements included elsewhere in this report.

(3) Executive compensation expense includes salary and bonuses for Richard D. Helppie, Jr., Charles O. Bracken and Robert R. Tashiro, and reflects compensation agreements implemented in connection with closing of the IPO. These compensation agreements did not apply to limit amounts paid to these three officers on or prior to the closing of the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company conducts business in two segments through its two primary operating subsidiaries, Superior and Enterprise. Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assists clients in various industries with network and telecommunication design and acquisition; enterprise messaging; intranet and web strategies; workgroup consulting; remote network administration and outsourcing; and software and application development solutions.

     The Company derives substantially all of its revenues from fees for professional services, the substantial majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are generally made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, typically on a monthly fee basis. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. As of December 31, 1998, the Company has increased the number and size of projects billed on a fixed-fee basis; however, in 1998, less than ten percent of the Company's revenues were realized in this manner. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of December 31, 1998, the Company has been awarded eight significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

     The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals, including practice specific and Company wide revenue and earnings targets. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package.

     The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the establishment of new practice areas and the hiring of consultants in peak hiring periods have resulted in periods of lower consultant utilization (and resulting downward pressure on margins) until project volume increases in these new areas. In the future, the establishment of new practice areas, hiring of consultants in peak hiring periods, and further geographic expansion, could from time to time adversely affect utilization. Variations in consultant utilization would result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization.

     Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, equipment depreciation, amortization of goodwill and administration, including compensation and benefits. Selling, general and administrative expenses as a percentage of total revenues continues to improve as the Company leverages its infrastructure expense across its growing revenue base.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data and selected pro forma data expressed as a percentage of revenues. The trends illustrated in the following table may not necessarily be indicative of future results.

                                                                       PERCENTAGE OF REVENUES
                                                                      YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                           PRO
                                                                          FORMA
                                                               1996       1996       1997       1998
                                                               ----       -----      ----       ----
Revenues...................................................    100.0%     100.0%     100.0%     100.0%
Cost of services...........................................     49.2       49.2       51.1       52.1
Selling, general and administrative expenses...............     42.2       42.2       39.2       37.4
Amortization of goodwill...................................       --         --        0.3        0.7
Executive compensation expense.............................      8.8        2.0        1.1        0.7
                                                               -----      -----      -----      -----
Earnings (loss) from operations............................     (0.2)       6.6        8.3        9.1
Interest and other income..................................      0.2        0.2        3.5        3.7
Cost incurred in connection with mergers...................       --         --       (1.2)        --
                                                               -----      -----      -----      -----
Earnings before income taxes and extraordinary item........       --        6.8       10.6       12.8
Income taxes...............................................      1.3        2.6        4.7        5.1
                                                               -----      -----      -----      -----
Net earnings (loss) before extraordinary item..............     (1.3)       4.2        5.9        7.7
Extraordinary gain on early extinguishment of debt net of
  income taxes.............................................      0.4        0.4         --         --
                                                               -----      -----      -----      -----
Net earnings (loss)........................................     (0.9)%      4.6%       5.9%       7.7%
                                                               =====      =====      =====      =====

1998 COMPARED TO 1997

     Revenues. Revenues in the healthcare consulting segment increased by $42.1 million, or 66.3%, to $105.6 million for the year ended December 31, 1998, as compared to $63.5 million for the year ended December 31, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from five outsourcing contracts consummated during 1998. Revenues in the enterprise-wide communications segment increased by $5.7 million, or 42.6%, to $19.1 million for the year ended December 31, 1998, as compared to $13.4 million for the year ended December 31, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, as well as activity from two acquisitions.

     Cost of Services. Cost of services in the healthcare consulting segment increased by $24.4 million, or 80.5%, to $54.8 million for the year ended December 31, 1998, as compared to $30.4 million for the year ended December 31, 1997. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 51.9% for the year ended December 31, 1998, as compared to 47.8% for the year ended December 31, 1997. This increase is attributable to the increase in the consultant base which grew by approximately 101% during 1998. This resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of performance goals set by the Company. Cost of services in the enterprise-wide communications segment increased by $1.3 million, or 14.8%, to $10.2 million for the year ended December 31, 1998, as compared to $8.9 million for the year ended December 31, 1997. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for this segment decreased to 53.5% for the year ended December 31, 1998, as compared to 66.5% for the year ended December 31, 1997. This reduction was caused by increases in the average consultant billing rate and their utilization factor.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17.1 million, or 54.7%, to $48.3 million for the year ended December 31, 1998, as compared to $31.2 million for the year ended December 31, 1997. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 38.8% from 40.6% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base. This reduction in selling, general and administrative expenses as a percentage of revenues was achieved even though amortization of goodwill, as a percentage of revenues, increased to 0.7% in 1998 as compared to 0.3% in 1997.

     Other income and expense. Other income was $4,572,000 for the year ended December 31, 1998, as compared to $2,728,000 of other income for the year ended December 31, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November 1997.

1997 COMPARED TO 1996

     Revenues. Revenues in the healthcare segment consulting segment increased by $21.3 million, or 50.6%, to $63.5 million for the year ended December 31, 1997, as compared to $42.2 million for the year ended December 31, 1996. The revenue increase was due primarily to continued strong growth in core lines of business, as well as activity from the outsourcing contracts and The Kaufman Group acquisition that occurred in March 1997. Revenues in the enterprise-wide communications segment increased by $2.5 million, or 23.2%, to $13.4 million for the year ended December 31, 1997, as compared to $10.9 million for the year ended December 31, 1996. The revenue increase was due to strong growth in core lines of business.

     Cost of Services. Cost of services in the healthcare consulting segment increased by $10.4 million, or 52.3%, to $30.4 million for the year ended December 31, 1997, as compared to $19.9 million for the year ended December 31, 1996. The increase was due to the hiring of additional consultants required to support the Company's revenue growth, as well as the costs of services associated with the outsourcing agreements and the business acquisitions. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 47.8% for the year ended December 31, 1997, as compared to 47.3% for the year ended December 31, 1996. This increase is attributable to the increase in the consultant base which grew by approximately 54% during 1997. This resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of measurable performance goals. Cost of services in the enterprise-wide communications segment increased by $2.1 million, or 31.3%, to $8.9 million for the year ended December 31, 1997, as compared to $6.8 million for the year ended December 31, 1996. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for this segment increased to 66.5% for the year ended December 31, 1997, as compared to 62.4% for the year ended December 31, 1996. This increase is attributable to the increase in the consultant base which grew by approximately 131% during 1997. This resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of measurable performance goals.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.8 million, or 18.0% to $31.2 million for the year ended December 31, 1997, as compared to $26.4 million for the year ended December 31, 1996. The increase was due to incentive and other compensation expenses associated with the addition of key personnel during 1997 in the areas of business development, outsourcing, and legal services to pursue the Company's multi-faceted growth strategies, as well as higher recruiting and training expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 40.6% from 51.0% for the year ended December 31, 1996. This decrease was primarily due to the $3.7 million decrease in executive compensation expense. As discussed previously, prior to its IPO, the Company's historical levels of executive compensation expense were related primarily to its status as a Subchapter S corporation, and executive compensation was related primarily to the Company's earnings. The decrease in selling, general and administrative expenses as a percentage of revenues was also attributable to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base.

     Other income and expense. Other income was $2.7 million for the year ended December 31, 1997, primarily due to the interest earned on the investment of the majority of the net proceeds of approximately $100.0 million from the public offerings held by the Company in October 1996 and November 1997.

     Costs incurred in connection with mergers. The Company incurred approximately $917,000 of costs in connection with the business acquisitions of COMSUL and Chi during 1997. These costs consisted primarily of payments for legal, accounting, and investment banking fees related to the business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital needs have been to fund its acquisitions, equipment purchases and the growth in working capital required to support its growth in revenues. The Company believes that the proceeds received from the Company's IPO, the net proceeds of approximately $60.3 million from the follow-on offering completed in November 1997, and available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

     At December 31, 1998, the Company had cash and cash equivalents of $51.5 million and working capital of $84.1 million. Working capital at December 31, 1998 represents a decrease of $13.5 million from December 31, 1997 resulting primarily from business acquisitions, purchases of property and equipment, the equity investment in drkoop.com and an additional payment made relating to the March 1997 acquisition of The Kaufman Group required by the purchase agreement. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions is approximately $13.6 million ($3.2 million in cash and $10.4 million in common stock) payable over the next three years.

     The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the prime rate. As of December 31, 1998, the Company had no amounts outstanding under this line of credit.

     Net cash used in operating activities was $6,742,000 for the year ended December 31, 1998 as compared to cash provided by operations of $681,000 for the year ended December 31, 1997. The increase in cash used in operations is primarily due to an increase in accounts receivable, which was partially offset by higher earnings in the current period.

     Net cash of $29.8 million used in investing activities during the year ended December 31, 1998 consists of the cash portion of the business acquisitions, additions to property and equipment, the equity investment in drkoop.com and an additional payment made relating to the March 1997 acquisition of The Kaufman Group required by the purchase agreement.

     Net cash provided by financing activities during the year ended December 31, 1998 was principally the result of the exercise of stock options.

     Approximately $19 million in cash was used in acquisitions and the investment in drkoop.com during 1998. See "Business -- Developments in 1998".

     The Company does not believe that inflation has had a material effect on the results of its operations in the past three years.

Y2K READINESS

     The Year 2000 issue ("Y2K") exists because some computer programs use two digits rather than four to define the applicable year. For instance, these programs record the year 1998 as "98." Some date-sensitive software may interpret the year "00" as 1900 rather than 2000. This could result in a system failure or miscalculations, causing disruptions of operations, including a temporary inability to engage in normal business activities.

     Readiness

     The Company has substantially completed an inventory of its IT systems and non-IT systems (such as building facilities, voice mail, telephone and other systems containing embedded microprocessors). The Company expects to complete its assessment of Y2K readiness and complete its development of Y2K remediation plans for its mission critical systems by May 1999; to remediate those systems by June 1999; to complete testing of those systems by July 1999; and to place those remediated systems in production by July 1999. The phases run concurrently for different systems. The Company considers a system mission-critical if its failure would have a material adverse effect on the Company's operations. The above dates do not include the replacement of certain mission-critical systems which were scheduled for replacement during 1999 for reasons unrelated to Y2K readiness. All of these systems are expected to be replaced by September 1999.

     The Company's principal mission-critical IT systems are its accounting and human resources systems, both of which are third-party software applications. The human resources software is being assessed, remediated and tested by the software vendor. The accounting software is being upgraded with the vendor-developed Y2K compliant upgrade. Both the accounting and human resources systems are expected to be remediated and tested during the second quarter of 1999.

     The Company has sought information and assurances from its material third-party vendors and suppliers regarding their Y2K readiness. The Company intends to continuously evaluate its vendor and supplier relationships and to develop contingency plans to mitigate the negative effects on the Company from the Y2K problems of its suppliers and vendors.

     Cost

     The Company estimates the cost of its Y2K remediation efforts as follows:

                 EXPENDITURE                      TO DATE      FUTURE       TOTAL
                 -----------                      -------      ------       -----
Internal Cost.................................    $286,000    $458,000    $  744,000
External Cost.................................     115,000     422,000       537,000
                                                  --------    --------    ----------
          Total...............................    $401,000    $880,000    $1,281,000
                                                  ========    ========    ==========

     Internal Costs reflect the estimated cost of the time of Company employees devoted to Y2K remediation. External Costs reflect all other costs, including non-employee labor, capital expenditures, and other costs. Approximately $341,000 of external costs are expected to be capitalizable. The "to-date" expenditures are as of March 18, 1999. The cost of senior management time devoted to monitoring and managing the Company's Y2K remediation efforts is not included in the above estimates.

     Other Risks

     The Company performs Y2K services for certain clients, including assisting them in identifying and assessing potential Y2K problems. In addition, former, present and future clients could assert that certain other services performed by the Company involved or are related to Y2K issues. There can be no assurance that various third-party software products that the Company has recommended and/or implemented for its clients will all prove to be Y2K compliant. Any Y2K-related failure of critical client systems or processes that are directly or indirectly connected to systems or software analyzed, designed, developed, or implemented by the Company (or by the businesses the Company has acquired or may acquire) may subject the Company to claims, whether or not the failure is related to the services provided by the Company. The resolution of such claims, if any, could have a material adverse effect on the Company.

     The Company has attempted to include provisions in its client contracts that disclaim implied warranties, limit express warranties and impose limitations on the amounts and types of damages for which the Company may be liable. However, not all past and present client contracts include such provisions. The Company cannot ensure that it will be able to obtain these provisions in agreements for future projects, nor can it ensure that these provisions will prevent past, present or future clients from asserting Y2K claims against the Company or will protect the Company from, or limit the amount of the Company's liability for, Y2K claims asserted against the Company.

     The Company also may be subjected to Y2K claims arising from services performed by companies which the Company has acquired or may acquire. These services may have been performed prior to the acquisition and so would not have been in the Company's control. The resolution of such claims, if any, could have a material adverse effect on the Company.

     In addition, in many instances the services that the Company provides to its clients are performed at the client's site, and require the use of the client's information systems. The Company may be impaired in its ability to perform services on client systems which are unavailable as a result of a client's Y2K problems.

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

     The Y2K event presents both risks and opportunity for the Company. On the one hand, there is a risk that clients may delay or cancel purchasing various services from the Company because financial, technical, management or other resources of the clients are directed to their own Y2K remediation or Y2K problems. On the other hand, as economic forces and the Y2K event impose change on the healthcare market, opportunities exist for the Company to provide consulting services to its clients to assist them in dealing with the changing landscape.

     There are further forces impacting the health care industry as Y2K approaches that present additional challenges and opportunities to the Company. Broad segments of the healthcare provider community face financial stress from increasing costs, intensified competition and pressure on both revenues and margins. Financial pressures may be exacerbated by the Balanced Budget Act, which will reduce the rate of growth in Medicare and Medicaid funds. There are increasingly frequent reports of healthcare providers announcing negative or dramatically reduced operating margins for patient care. There have also been provider bankruptcies and distressed consolidations. Financial instability among constituents of the Company's client base may cause some clients to defer or cancel projects that require consulting services, and could adversely affect some clients' ability to pay. However, changes impacting the healthcare industry historically have generated new service opportunities for the Company, and the Company intends to actively pursue such opportunities as may be presented.

     Contingency Plans

     The Company expects to develop, assess and revise contingency plans on an ongoing basis throughout 1999 in an effort to mitigate the negative effect of any internal or external Y2K failure. The Company cannot assure that any contingency plans will prevent internal or external Y2K failures from having a material adverse effect on the Company.

     Forward Looking Statements

     The estimates regarding the costs of the Company's Y2K efforts, as well as statements regarding the potential effect of Y2K issues on the Company and the Company's plans to deal with issues or contingencies raised by Y2K issues, are forward-looking statements. These statements are subject to a number of risks and uncertainties, which could cause actual costs, effects or plans to differ materially from the discussion above. Among these risks or uncertainties are the following:

     - difficulty in successfully identifying, assessing, replacing and testing all hardware, software and systems which may be affected by Y2K problems or which may contain microprocessors affected by those problems;

     - difficulty in identifying all third parties (including but not limited to clients, third party suppliers, vendors, and other providers) whose inability to process Y2K date information may affect the Company;

     - the Company's lack of control over and limited knowledge of the Y2K remediation efforts and Y2K readiness of those third parties;

     - the availability, to the Company and material third parties of qualified professionals to analyze and remedy Y2K problems;

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

                                                                       QUARTERS ENDED
                                      --------------------------------------------------------------------------------
                                      MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31,
                                       1997      1997       1997      1997      1998      1998       1998       1998
                                      -------   -------   --------   -------   -------   -------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................  $16,544   $18,267   $19,491    $22,593   $23,830   $28,350   $33,123    $39,443
Cost of services....................    8,462     9,315     9,850     11,633    12,067    14,747    17,686     20,526
Selling, general and administrative
  expenses..........................    6,767     7,700     7,725      9,044     9,406    11,159    12,457     15,311
                                      -------   -------   -------    -------   -------   -------   -------    -------
Earnings from operations............    1,315     1,252     1,916      1,916     2,357     2,444     2,980      3,606
Interest and other income...........      508       409       498      1,313     1,247     1,375     1,122        828
Cost incurred in connection with
  mergers...........................       --        --      (692)      (225)       --        --        --         --
                                      -------   -------   -------    -------   -------   -------   -------    -------
Earnings before income taxes........    1,823     1,661     1,722      3,004     3,604     3,819     4,102      4,434
Income taxes........................      702       666       933      1,324     1,504     1,485     1,655      1,687
                                      -------   -------   -------    -------   -------   -------   -------    -------
Net earnings........................  $ 1,121   $   995   $   789    $ 1,680   $ 2,100   $ 2,334   $ 2,447    $ 2,747
                                      =======   =======   =======    =======   =======   =======   =======    =======
Net earnings per share - basic......      .14       .12       .10        .18       .21       .23       .24        .27
Net earnings per share - diluted....      .14       .12       .09        .17       .20       .22       .23        .26
Shares used in calculating net
  earnings per share - basic........    8,170     8,231     8,218      9,446    10,212    10,260    10,284     10,304
Shares used in calculating net
  earnings per share - diluted......    8,241     8,375     8,419      9,635    10,442    10,609    10,638     10,612

     Revenues and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with a project, consultant hiring, and utilization. The timing of revenues varies from quarter to quarter because the Company's sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, and general economic conditions. In addition, the timing of the establishment of new practice areas, geographic expansion and the hiring of key individuals can also have an effect on consultant utilization. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client's fiscal year, can cause the Company to experience lower consultant utilization. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. In addition, the Company's annual employees' meeting, which this year is scheduled for May 1999, can result in lower consultant utilization in the quarter in which the meeting occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are annexed to this Report as pages F-2 through F-19. An index to such statements appears on page F-l.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 9, 1999. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 9, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 9, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 9, 1999.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                             PAGE
-------                            -----------                             ----
  2.1      Merger Agreement -- Superior................................    (1)
  2.2      Merger Agreement -- Unitive.................................    (1)
  3.1      Amended and Restated Certificate of Incorporation of the
           Company, as amended.........................................    (*)
  3.2      Form of By-Laws of the Company..............................    (2)
  4.1      Specimen Common Stock Certificate...........................    (2)
 10.1      Form of Indemnification Agreement between the Company and
           each of its directors and officers..........................    (2)
 10.2      Form of Long-Term Incentive Compensation Plan...............    (2)
 10.3      Amendment to Long-Term Incentive Plan.......................    (3)
 10.4      Lease dated March 21, 1996 between PMTC Limited Partnership
           and Superior................................................    (2)
 10.5      Form of Tax Indemnification Agreement.......................    (1)
 10.6      Compensation Agreement dated January 5, 1998 between Richard
           D. Helppie, Jr. and the Company.............................    (*)
 10.7      Employment Agreement dated January 5, 1998 between Charles
           O. Bracken and the Company..................................    (*)
 10.8      Employment Agreement dated January 5, 1998 between Robert R.
           Tashiro and the Company.....................................    (*)
 10.9      Employment Agreement dated January 5, 1998 between James T.
           House and the Company.......................................    (*)
 10.10     Employment Agreement dated January 20, 1997 between Richard
           Saslow and the Company......................................    (*)
 10.11     Promissory Note dated April 20, 1995, executed by Charles O.
           Bracken in favor of Superior Consultant Company, Inc........    (1)
 10.12     Pledge Agreement dated April 20, 1995, between Charles O.
           Bracken and Superior Consultant Company, Inc................    (1)
 10.13     Promissory Note dated April 20, 1995, executed by Robert R.
           Tashiro in favor of Superior Consultant Company, Inc........    (1)
 10.14     Pledge Agreement dated April 20, 1995 between Superior
           Consultant Company, Inc. and Robert R. Tashiro..............    (1)
 10.15     Plan and Agreement of Merger dated July 28, 1997, among
           Superior Consultant Holdings Corporation, CMSL Acquisition
           Corp., COMSUL, LTD., and certain shareholders of COMSUL,
           LTD.........................................................    (4)
 10.16     Merger Agreement dated as of August 14, 1997 among Superior
           Consultant Holdings Corporation, Chi Acquisition Co., The
           Chi Group, Inc. and certain stockholders of the Chi Group,
           Inc.........................................................    (5)
 10.17     Asset Purchase Agreement, dated August 20, 1998 among
           Superior Consultant Holdings Corporation, Enterprise
           Consulting Group, Inc., Whittaker Corporation and Aviant
           Information, Inc............................................    (6)
 21.1      Subsidiaries of Superior Consultant Holdings Corporation....    (*)
 27.1..    Financial Data Schedules....................................    (*)

-------------------------
 *  Filed herewith.

(1) Incorporated by reference from the Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 333-10213 as filed on September 20, 1996.

(2) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-10213 as filed on August 15, 1996.

(3) Incorporated by reference from the Registrant's Information Statement on Form 14C as filed on November 7, 1997.

(4) Incorporated by reference from the Registrant's Form 10-Q as filed on August 7, 1997.

(5) Incorporated by reference from the Registrant's Form 8-K as filed on August 28, 1997.

(6) Incorporated by reference from the Registrant's Form 8-K as filed on September 2, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPERIOR CONSULTANT HOLDINGS
                                          CORPORATION

March 31, 1999                            By:  /s/ RICHARD D. HELPPIE, JR.

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

                   SIGNATURES                                      TITLE                        DATE
                   ----------                                      -----                        ----

                                                    Director                               March   , 1999
------------------------------------------------
           Reginald M. Ballantyne III

             /s/ CHARLES O. BRACKEN                 Vice Chairman, Executive Vice          March 31, 1999
------------------------------------------------      President and Director
               Charles O. Bracken

             /s/ KENNETH S. GEORGE                  Director                               March 31, 1999
------------------------------------------------
               Kenneth S. George

          /s/ RICHARD D. HELPPIE, JR.               Chief Executive Officer (Principal     March 31, 1999
------------------------------------------------      Executive Officer) and Director
            Richard D. Helppie, Jr.

               /s/ JAMES T. HOUSE                   Chief Financial Officer (Principal     March 31, 1999
------------------------------------------------      Financial and Accounting Officer)
                 James T. House

                                                    Director                               March   , 1999
------------------------------------------------
                C. Everett Koop

             /s/ BERNARD J. LACHNER                 Director                               March 31, 1999
------------------------------------------------
               Bernard J. Lachner

             /s/ DOUGLAS S. PETERS                  Director                               March 31, 1999
------------------------------------------------
               Douglas S. Peters

             /s/ RICHARD P. SASLOW                  Vice President, General Counsel and    March 31, 1999
------------------------------------------------      Director
               Richard P. Saslow

             /s/ JOHN L. SILVERMAN                  Director                               March 31, 1999
------------------------------------------------
               John L. Silverman

ITEM 8. FINANCIAL STATEMENTS

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Certified Public Accountants..........    F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................    F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1997 and 1998..............    F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 1997 and 1998, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ GRANT THORNTON LLP

Detroit, Michigan
February 25, 1999

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1997        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
                           ASSETS
Current assets
  Cash......................................................    $  2,795    $  3,985
  Short-term investments....................................      84,458      47,534
  Accounts receivable (net of allowance for doubtful
     accounts of $692,000 as of December 31, 1997 and
     $1,010,000 as of December 31, 1998)....................      18,464      40,324
  Accrued interest receivable and prepaid expenses..........       1,589       1,867
  Deferred income taxes.....................................         352       1,067
                                                                --------    --------
       Total current assets.................................     107,658      94,777
Property and equipment, net.................................       6,915      16,472
Goodwill, net...............................................       4,711      16,317
Equity investment in Empower Health Corporation.............          --       6,050
Other long-term assets......................................         117         110
                                                                --------    --------
       Total Assets.........................................    $119,401    $133,726
                                                                ========    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................    $     91    $     --
  Accounts payable..........................................       3,061       4,035
  Accrued liabilities.......................................       5,016       4,186
  Deferred revenue..........................................       1,597       2,425
  Income taxes payable......................................         261          --
                                                                --------    --------
       Total current liabilities............................      10,026      10,646
Long-term debt..............................................          98          61
Deferred income taxes.......................................         350         961
Deferred performance bonuses................................         564         564
Commitments (Note 12).......................................          --          --
Stockholders' equity
  Preferred stock; authorized, 1,000,000 shares of $.01 par
     value; issued and outstanding, no shares as of December
     31, 1997 and 2,000 as of December 31, 1998.............          --          --
  Common stock; authorized, 30,000,000 shares of $.01 par
     value; issued and outstanding, 10,208,024 as of
     December 31, 1997 and 10,322,039 as of December 31,
     1998...................................................         102         103
  Additional paid-in capital................................     105,632     109,113
  Retained earnings.........................................       3,308      12,936
  Stockholders' notes receivable............................        (679)       (658)
                                                                --------    --------
       Total stockholders' equity...........................     108,363     121,494
                                                                --------    --------
       Total Liabilities and Stockholders' Equity...........    $119,401    $133,726
                                                                ========    ========

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                 1996           1997           1998
                                                                 ----           ----           ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................    $51,835        $76,895        $124,746
Costs and expenses
  Cost of services.........................................     25,524         39,260          65,026
  Selling, general and administrative expenses.............     26,470         31,236          48,333
                                                               -------        -------        --------
          Total costs and expenses.........................     51,994         70,496         113,359
                                                               -------        -------        --------
          Earnings (loss) from operations..................       (159)         6,399          11,387
Interest expense...........................................        259            123              --
Other income, principally interest.........................       (343)        (2,851)         (4,572)
Costs incurred in connection with mergers..................         --            917              --
                                                               -------        -------        --------
          Earnings (loss) before income taxes and
            extraordinary item.............................        (75)         8,210          15,959
Income taxes...............................................        689          3,625           6,331
                                                               -------        -------        --------
          Earnings (loss) before extraordinary item........       (764)         4,585           9,628
Extraordinary gain on early extinguishment of debt, net of
  income taxes of $124.....................................        231             --              --
                                                               -------        -------        --------
          Net earnings (loss)..............................    $  (533)       $ 4,585        $  9,628
                                                               =======        =======        ========
Net earnings (loss) per share
  Basic....................................................     $(0.09)         $0.54           $0.94
                                                               =======        =======        ========
  Diluted..................................................     $(0.09)         $0.53           $0.91
                                                               =======        =======        ========
Weighted average number of common shares outstanding
  Basic....................................................      6,014          8,519          10,266
                                                               =======        =======        ========
  Diluted..................................................      6,014          8,670          10,580
                                                               =======        =======        ========

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             PREFERRED STOCK       COMMON STOCK      ADDITIONAL    RETAINED     STOCKHOLDERS'
                             ----------------    ----------------     PAID-IN      EARNINGS         NOTES
                             SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      (DEFICIT)     RECEIVABLE       TOTAL
                             ------    ------    ------    ------    ----------    ---------    -------------     -----
                                                                    (IN THOUSANDS)
Balance at January 1,
  1996...................     --         $--      5,321     $ 53      $  2,363      $  (447)        $(729)       $  1,240
Net loss.................     --         --          --       --            --         (533)           --            (533)
Issuance of common
  stock..................     --         --       2,738       28        39,642           --            --          39,670
Exercise of stock
  options................     --         --          61        1           228           --            --             229
Tax benefit relating to
  stock options
  exercised..............     --         --          --       --           249           --            --             249
Conversion of debt.......     --         --          37       --           492           --            --             492
Stock repurchased and
  retired................     --         --          (3)      --           (51)          --            --             (51)
Compensation expense
  recognized for fair
  value of stock options
  granted................     --         --          --       --            43           --            --              43
Payment on stockholders'
  notes receivable.......     --         --          --       --            --           --            31              31
                               --        --      ------     ----      --------      -------         -----        --------
Balance at December 31,
  1996...................     --         --       8,154       82        42,966         (980)         (698)         41,370
Net earnings.............     --         --          --       --            --        4,585            --           4,585
Issuance of common
  stock..................     --         --       2,000       20        60,263           --            --          60,283
Shares issued in
  connection with
  acquisition............     --         --          75       --         1,600           --            --           1,600
Exercise of stock
  options................     --         --          13       --           110           --            --             110
Stock repurchased and
  retired................     --         --         (34)      --           (70)        (297)           --            (367)
Compensation expense
  recognized for fair
  value of stock options
  granted................     --         --          --       --            28           --            --              28
Termination of deferred
  compensation plan......     --         --          --       --           735           --            --             735
Payment on stockholders'
  notes receivable.......     --         --          --       --            --           --            19              19
                               --        --      ------     ----      --------      -------         -----        --------
Balance at December 31,
  1997...................     --         --      10,208      102       105,632        3,308          (679)        108,363
Net earnings.............     --         --          --       --            --        9,628            --           9,628
Shares issued in
  connection with
  acquisitions...........      2         --          72        1         2,582           --            --           2,583
Exercise of stock
  options................     --         --          42       --           640           --            --             640
Tax benefit relating to
  stock options
  exercised..............     --         --          --       --           251           --            --             251
Costs of follow on
  offering...............     --         --          --       --           (22)          --            --             (22)
Compensation expense
  recognized for fair
  value of stock options
  granted................     --         --          --       --            30           --            --              30
Payment on stockholders'
  notes receivable.......     --         --          --       --            --           --            21              21
                               --        --      ------     ----      --------      -------         -----        --------
Balance at December 31,
  1998...................      2         $--     10,322     $103      $109,113      $12,936         $(658)       $121,494
                               ==        ==      ======     ====      ========      =======         =====        ========

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                 1996       1997        1998
                                                                 ----       ----        ----
                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................    $  (533)   $ 4,585    $  9,628
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization of property and
       equipment............................................        733      1,176       2,382
     Goodwill amortization..................................         --        264         826
     Non-cash compensation..................................         43         28          30
     Bad debt expense.......................................        172        594         582
     Deferred income taxes (benefits).......................       (209)       288        (104)
     Changes in operating assets and liabilities, net of
       effects from acquisitions:
       Accounts receivable..................................     (4,761)    (5,307)    (17,400)
       Accrued interest receivable and prepaid expenses.....       (154)      (852)        130
       Accounts payable.....................................        874        146      (2,002)
       Accrued liabilities, deferred bonuses and
          compensation......................................      1,050        132        (830)
       Deferred revenue.....................................        495       (106)        277
       Income taxes payable.................................        705       (444)       (261)
       Other long-term assets...............................        (51)       177          --
                                                                -------    -------    --------
          Net cash provided by (used in) operating
            activities......................................     (1,636)       681      (6,742)
Cash flows from investing activities:
  Purchase of businesses....................................         --     (3,375)    (12,824)
  Preferred stock investment in Empower.....................         --         --      (6,050)
  Purchases of property and equipment.......................     (2,597)    (4,634)    (10,880)
  Proceeds from sale of property and equipment..............         18         --          --
                                                                -------    -------    --------
          Net cash used in investing activities.............     (2,579)    (8,009)    (29,754)
Cash flows from financing activities:
  (Repayment of) proceeds from lines of credit, net.........         29     (1,298)         --
  Repayment of note payable to stockholder..................       (156)        --          --
  Proceeds from long-term debt..............................        348         --          --
  Repayments of long-term debt..............................        (86)      (961)       (128)
  Proceeds from issuance of common stock....................     39,670     60,283          --
  Principal payments on stockholders' notes receivable......         31         19          21
  Exercise of stock options.................................        229        110         640
  Tax benefit from exercise of stock options................        249         --         251
  Stock repurchased.........................................        (51)      (367)         --
  Costs of follow on offering...............................         --         --         (22)
                                                                -------    -------    --------
          Net cash provided by financing activities.........     40,263     57,786         762
                                                                -------    -------    --------
Net increase (decrease) in cash and cash equivalents........     36,048     50,458     (35,734)
Cash and cash equivalents, beginning of period..............        747     36,795      87,253
                                                                -------    -------    --------
Cash and cash equivalents, end of period....................    $36,795    $87,253    $ 51,519
                                                                =======    =======    ========
Supplemental disclosure of cash flow information -- cash
  paid for:
  Interest..................................................    $   259    $   127    $     --
  Income taxes..............................................         35      3,375       6,454
Non-Cash Transactions:
  Shares issued in connection with acquisitions.............    $    --    $ 1,600    $  2,583
  Liabilities assumed in connection with acquisitions.......         --         --       2,976
  Conversion of debt to common stock........................        492         --          --
  Termination of deferred compensation plan.................         --        735          --

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Business Activities and Reportable Segments

     The Company has two business and reportable segments: healthcare consulting, and enterprise-wide communications. Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 requires the Company to report financial and descriptive information about its operating segments. Operating segments are components about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The adoption of SFAS 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information provided below and in Note 14.

     Healthcare Consulting Segment

     The healthcare consulting segment provides information technology, strategic, and operations management consulting services to a broad cross-section of healthcare industry participants and information systems vendors.

     Enterprise-wide Communications Segment

     The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, and software and application development solutions.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Short-Term Investments

     The Company's policy is to invest cash in excess of operating requirements in income producing investments. Short-term investments include commercial paper and money market accounts stated at cost, which approximates market.

     Property and Equipment

     Property and equipment are stated at cost. Expenditures for renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     During its 1996 fourth quarter, the Company changed the method used to calculate depreciation on new purchases of property and equipment from accelerated methods (principally the double-declining balance method) to the straight-line method. The Company believed the straight-line method provided a better

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) matching of expenses with revenues over the productive life of the assets, as well as improving the comparability of its financial statements with other information technology consulting companies. The effect of the change during 1996 decreased the net loss, basic and diluted net loss per share by $58,600, $0.01 and $0.01, respectively.

     Income Taxes

     The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The tax benefit from the exercise of stock options reduces the Company's accrued income tax liability and increases additional paid-in capital.

     Deferred Bonus

     The non-current deferred performance bonuses are payable no later than March 2000, subject to and contingent upon employees' continued employment on that date.

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

     Fair Value of Financial Instruments

     The carrying value of the cash and short-term investments approximates their estimated fair values based upon quoted market prices. The fair value of stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics. Company management believes the fair value of its investment in Empower exceeds its carrying value, based on another party's subsequent investment in Empower.

     Revenue Recognition

     The Company recognizes revenues as services are performed for projects billed on a time and materials basis. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. On fixed-fee projects, the Company recognizes revenue in a manner similar to the percentage of completion basis. The Company periodically reviews long-term contracts to determine whether it is a loss contract, in which case the loss would be recognized immediately. Deferred revenue represents collections made in advance of services being performed.

     Stock-Based Compensation

     For options granted to employees, the Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these option grants. For options to non-employees, the Company follows the provisions of

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and accordingly, recognizes expense using a fair market value method for these option grants.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. SFAS 130 also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has no components of other comprehensive income in each of the three years ended December 31, 1998.

2. ACQUISITIONS

     The following table summarizes business combinations completed in the years ending December 31, 1997 and 1998:

                                                               PURCHASE        COMMON SHARES    METHOD OF
          ENTITY NAME              SEGMENT        DATE           PRICE            ISSUED        ACCOUNTING
          -----------              -------        ----         --------        -------------    ----------
1997:
The Kaufman Group...............  Healthcare   March 1997    $ 5.0 million        74,590        Purchase
                                  Consulting
COMSUL, Ltd. ...................  Enterprise    July 1997    $ 7.7 million        240,630        Pooling
Chi Systems, Inc. ..............  Healthcare   August 1997   $11.2 million        331,509        Pooling
                                  Consulting
1998:
Network Services Division.......  Enterprise  January 1998   $ 5.0 million          --          Purchase
Novum, Inc. ....................  Healthcare   March 1998    $  .5 million         3,805        Purchase
                                  Consulting
Lincoln Computer Corporation....  Healthcare   April 1998    $ 2.9 million        48,381        Purchase
                                  Consulting
Aviant Information, Inc. .......  Enterprise   August 1998   $ 5.1 million          --          Purchase
Clark Information Services,
  Inc. .........................  Healthcare  November 1998  $ 1.5 million        13,333        Purchase
                                  Consulting
ACA Holding, Inc. ..............  Healthcare  December 1998  $ 2.6 million   6,328 common and   Purchase
                                  Consulting                                 2,000 convertible
                                                                                 preferred
Health Forecasting Group........  Healthcare  December 1998  $  .3 million          --          Purchase
                                  Consulting

     The Company's financial statements for the periods prior to the pooling of interests transactions with COMSUL and Chi were restated. In connection with the COMSUL and Chi acquisitions, merger-related

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

2. ACQUISITIONS -- (CONTINUED)
charges of $917,000 were incurred. Certain details of the results of operations of the previously separate companies for the six months ended June 30, 1997 are as follows:

                                                            SUPERIOR    COMSUL     CHI      COMBINED
                                                            --------    ------     ---      --------
Revenues................................................    $25,974     $4,079    $4,758    $34,811
Net earnings (loss).....................................      2,245      (329)       200      2,116

     The Kaufman acquisition was recorded at a fair value of $5.0 million ($3.4 million in cash and $1.6 million in common stock), including goodwill of approximately $5.0 million which is amortized on a straight-line basis over 15 years. During 1998, the Company made a contingent cash payment of $450,000 plus interest; and there is a maximum additional cash payment of approximately $1.0 million payable over the next two years.

     The Network Services Division of Multimedia Medical Systems, Inc. specialized in software implementation and networking technology solutions for healthcare organizations. The NSD acquisition was recorded at a fair value of $5.0 million (all cash), including goodwill of $3.2 million which is being amortized on a straight-line basis over 15 years.

     Novum specialized in software applications relating to the healthcare industry. The Novum acquisition was recorded at a fair value of $.5 million ($.3 million in cash and $.2 million in common stock), including goodwill of $.5 million which is being amortized on a straight-line basis over 15 years. There is also a maximum contingent payment of approximately $.2 million payable in cash and common stock over a three-year period.

     Lincoln specialized in healthcare consulting. The Lincoln acquisition was recorded at a fair value of $2.9 million ($.6 million in cash, $.6 million in assumed liabilities and $1.7 million in common stock), including goodwill of $1.7 million which is being amortized on a straight-line basis over 15 years. There is also a maximum contingent payment of approximately $6.7 million ($1.3 million in cash and $5.4 million in common stock) payable over a three-year period.

     Aviant specialized in systems integration, including project management, complex network design planning, simulation, implementation and support. The Aviant acquisition was recorded at a fair value of $5.1 million (all cash), including goodwill of $3.1 million which is being amortized over 15 years.

     Clark specialized in data warehouse design and Year 2000 business risk assessment. The Clark acquisition was recorded at a fair value of $1.5 million ($1.0 million in cash and $.5 million in common stock), including goodwill of $1.5 million which is being amortized over 15 years. There is also a maximum contingent payment of $2.7 million ($.8 million in cash and $1.9 million in common stock) payable over a two-year period.

     ACA specialized in management and operational consulting to healthcare providers. The ACA acquisition was recorded at a fair value of $2.6 million ($2.4 million in assumed liabilities and $.2 million in common stock), including goodwill of $1.8 million which is being amortized over 15 years. The Company also issued 2,000 shares of preferred stock, contingently convertible into a maximum of $3.0 million in additional common shares over a two-year period. The preferred stock has a liquidation preference of $1 per share, and voting rights determined by a formula with a floor of 21 votes per share.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

2. ACQUISITIONS -- (CONTINUED)
     Health Forecasting Group specialized in management consulting to healthcare providers. The Health Forecasting Group acquisition was recorded at a fair value of $250,000 (all cash) all of which is goodwill being amortized over 5 years.

     The following unaudited pro forma summary presents the results of operations as though the Company and its acquired businesses accounted for using the purchase method had combined as of January 1, 1997 and 1998, respectively.

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             1997           1998
                                                             ----           ----
                                                                 (UNAUDITED)
Revenues...............................................    $117,322       $137,385
Net earnings...........................................       1,364          7,485
Net earnings per share
  Basic................................................        0.16           0.73
  Diluted..............................................        0.16           0.71

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such years and is not necessarily indicative of results which may be obtained in the future.

     During 1998, the Company paid $6 million for a preferred stock investment in Empower Health Corporation, a start-up entity. The preferred stock is convertible into a number of shares of common stock representing a maximum of 19% of the aggregate equity interest in Empower. In addition, Superior and Empower share two common Board members.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                      1996        1997         1998
                                                      ----        ----         ----
Allowance for doubtful accounts at beginning of
  year............................................    $ 456       $ 478       $  692
Write-offs........................................     (150)       (380)        (264)
Charged to bad debt expense.......................      172         594          582
                                                      -----       -----       ------
Allowance for doubtful accounts at end of year....    $ 478       $ 692       $1,010
                                                      =====       =====       ======

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    DECEMBER 31,            RANGE OF
                                                ---------------------        USEFUL
                                                 1997          1998           LIVES
                                                 ----          ----         --------
Office furniture and equipment..............    $ 3,469       $ 4,121       5-7 Years
Computer equipment..........................      5,971        12,909       5-7 Years
Computer software...........................        932         2,131       5-7 Years
Buildings and leasehold improvements........        688         3,753        40 Years
                                                -------       -------
                                                 11,060        22,914
     Less: accumulated depreciation and
       amortization.........................     (4,145)       (6,442)
                                                -------       -------
Property and equipment, net.................    $ 6,915       $16,472
                                                =======       =======

5. GOODWILL

     Goodwill represents the excess of the purchase price over the net assets acquired in connection with the Company's acquisitions, and consists of the following:

                                                                  DECEMBER 31,
                                                                -----------------
                                                                 1997      1998
                                                                 ----      ----
Goodwill....................................................    $4,975    $17,407
  Less: accumulated amortization............................      (264)    (1,090)
                                                                ------    -------
Goodwill, net...............................................    $4,711    $16,317
                                                                ======    =======

     The Company monitors events and changes in circumstances that could indicate the carrying amount of goodwill may not be recovered. When events or changes in circumstances are present that indicate the carrying amount of an intangible asset may not be recoverable, the Company assesses the recoverability by determining whether the carrying value of such asset will be recoverable through the future cash flows expected from the use of the asset and its eventual disposition.

6. DEBT AND EARLY DEBT EXTINGUISHMENT

     The Company has a line of credit with a bank which allows borrowings of up to $3.0 million, due on demand, with no scheduled maturity date. Borrowings bear interest at the bank's prime rate and are collateralized by all assets of the Company. At December 31, 1997 and 1998, there were no amounts outstanding on this line.

     Chi and COMSUL had debt existing at the time of their mergers with the Company. Substantially all this debt was repaid after their respective mergers during 1997.

     In June 1996, Chi paid bank debt and accrued interest for approximately $355,000 less than the amount owed. This early debt extinguishment has been recorded as an extraordinary item in the accompanying statement of operations, net of income taxes of approximately $124,000.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

7. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                  DECEMBER 31,
                                                                ----------------
                                                                 1997      1998
                                                                 ----      ----
Payroll and withholding taxes...............................    $2,108    $1,403
Commissions.................................................        67        11
Profit sharing..............................................       420       422
Bonuses.....................................................     2,421     2,350
                                                                ------    ------
          Total accrued liabilities.........................    $5,016    $4,186
                                                                ======    ======

8. STOCK OPTIONS

     Effective September 1, 1996, the Company adopted its Long-Term Incentive Plan (the Plan). Pursuant to the Plan, a maximum of 900,000 shares of common stock were reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options, may have terms not exceeding ten years when granted. The exercise price of each incentive option equals the market price of the Company's stock on the date of grant. Effective December 1, 1997, the Company increased the maximum number of reserved shares in the Plan to 2,400,000.

     Had compensation cost for the Plan been determined based on the fair value of all the options at the grant dates consistent with SFAS 123, the Company would have reported the pro forma amounts as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                          1996      1997      1998
                                                          ----      ----      ----
Pro forma net earnings (loss).........................    $(664)   $4,085    $7,993
Pro forma net earnings (loss) per share
  Basic...............................................    (0.11)     0.48      0.78
  Diluted.............................................    (0.11)     0.47      0.76

     For purposes of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the options' vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                1996    1997    1998
                                                                ----    ----    ----
Risk free interest rate.....................................    6.4%    6.38%   4.63%
Dividend yield..............................................      0%       0%      0%
Volatility factor...........................................    .52      .53     .52
Expected option term life in years..........................    5.0      5.0     5.0

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

8. STOCK OPTIONS -- (CONTINUED)
     A summary of the status of the Company's options as of December 31, 1996, 1997 and 1998, and changes during the years ending on those dates, is presented below:

                                                       1996                  1997                  1998
                                                ------------------    ------------------    ------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                (000)      PRICE      (000)      PRICE      (000)      PRICE
                                                ------    --------    ------    --------    ------    --------
Outstanding at beginning of year............      74       $ 2.55      248       $16.00       548      $21.43
Granted.....................................     235       $16.00      341       $24.07       638      $26.91
Exercised...................................     (61)      $ 3.40      (13)      $ 9.83       (42)     $15.19
Forfeited...................................      --           --      (28)      $ 9.60       (38)     $32.75
                                                 ---                   ---                  -----
Outstanding at year-end.....................     248       $16.00      548       $21.43     1,106      $27.57
Options exercisable at year-end.............      30       $13.24      113       $19.01       188      $16.37
Weighted-average fair value of options
  granted during the year...................     235       $ 8.75      341       $18.92       638      $16.26

     The following information applies to options outstanding at December 31, 1998:

                                           NUMBER       WEIGHTED-AVERAGE    WEIGHTED-AVERAGE
      RANGE OF EXERCISE PRICES           OUTSTANDING     EXERCISE PRICE      REMAINING LIFE
      ------------------------           -----------    ----------------    ----------------
$10.31 -- $24.75.....................         411            $19.69            4.46 years
$28.00 -- $35.75.....................         528            $30.19            4.75 years
$36.00 -- $41.72.....................         167            $38.73            4.86 years
                                            -----
                                            1,106
                                            =====

9. INCOME TAXES

     The income tax provision consists of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                          -------------------------
                                                          1996      1997      1998
                                                          ----      ----      ----
Current federal income taxes..........................    $ 640    $3,071    $5,339
Deferred federal income taxes.........................     (209)      288      (104)
Current state income taxes............................       32       289       845
Tax benefit from exercise of stock options credited
  directly to additional paid-in capital..............      249        --       251
Investment tax credits................................      (23)      (23)       --
                                                          -----    ------    ------
                                                          $ 689    $3,625    $6,331
                                                          =====    ======    ======

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

9. INCOME TAXES -- (CONTINUED)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                1997     1998
                                                                ----     ----
Deferred tax assets:
  Deferred compensation.....................................    $705    $  362
  Allowance for bad debts...................................     235       343
  Deferred revenue..........................................      30       709
                                                                ----    ------
     Total deferred tax assets..............................     970     1,414
Deferred tax liabilities:
  Change from cash to accrual basis of tax accounting.......     628       385
  Depreciation..............................................     340       923
                                                                ----    ------
     Total deferred tax liabilities.........................     968     1,308
                                                                ----    ------
     Total net deferred tax asset...........................    $  2    $  106
                                                                ====    ======

     A reconciliation of the provision for income taxes follows:

                                                           YEAR ENDED DECEMBER 31,
                                                           ------------------------
                                                           1996     1997      1998
                                                           ----     ----      ----
Expected expense at the statutory rate.................    $(26)   $2,791    $5,426
Effect of S Corporation election (terminated in
  1996)................................................     664        --        --
Permanent differences; expenses recognized for book,
  not tax..............................................      31       218       308
Merger costs...........................................      --       312        --
State income taxes, net of federal income tax
  benefit..............................................      21       191       558
Investment tax credits and other.......................      (1)      113        39
                                                           ----    ------    ------
  Total income taxes...................................    $689    $3,625    $6,331
                                                           ====    ======    ======

10. PROFIT-SHARING AND DEFERRED COMPENSATION PLAN

     The Company has a profit-sharing plan which qualifies under Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. Profit sharing expense was $450,000, $420,000 and $422,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     Prior to its merger with the Company, Chi had a non-qualified deferred compensation plan covering selected executives, all of whom were stockholders. Expense recognized under the plan was approximately $88,000 and $30,000 for the years ended December 31, 1996 and 1997, respectively. In connection with Chi's merger with the Company in August 1997, the plan was terminated, and the then existing liability has been reflected as an increase to additional paid-in capital.

11. NET EARNINGS (LOSS) PER SHARE

     On December 31, 1997, the Company adopted SFAS 128, Earnings Per Share. All current and prior year earnings (loss) per share data conform to the provisions of SFAS 128.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

11. NET EARNINGS (LOSS) PER SHARE -- (CONTINUED)
     The loss per share for the year ended December 31, 1996 is comprised of the following:

Basic and diluted net earnings (loss) per share
  Loss before extraordinary item............................    $(0.13)
  Extraordinary item........................................      0.04
                                                                ------
          Net loss..........................................    $(0.09)
                                                                ======

     Earnings per common share ("EPS") data were computed as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                     1996         1997         1998
                                                     ----         ----         ----
Basic EPS:
  Net earnings (loss)...........................    $ (533)      $4,585       $ 9,628
  Weighted-average common shares outstanding....     6,014        8,519        10,266
          Basic earnings (loss) per share.......    $(0.09)      $ 0.54       $  0.94
                                                    ======       ======       =======
Diluted EPS:
  Net earnings (loss)...........................    $ (533)      $4,585       $ 9,628
  Weighted-average common shares outstanding....     6,014        8,519        10,266
  Dilutive effect of stock options..............        --          151           314
                                                    ------       ------       -------
  Weighted-average shares assuming dilution.....     6,014        8,670        10,580
          Diluted earnings (loss) per share.....    $(0.09)      $ 0.53       $  0.91
                                                    ======       ======       =======

     Options to purchase approximately 86,000, 77,000 and 114,000 shares of common stock with a weighted average exercise price $5.14, $25.64 and $39.97 were outstanding at December 31, 1996, 1997 and 1998, respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

12. COMMITMENTS

     The Company leases its office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 1998 are summarized as follows:

                                                RELATED     ALL      SUBLEASE
                                                 PARTY     OTHER      INCOME      TOTAL
                                                -------    -----     --------     -----
Years ending December 31:
  1999......................................    $  532     $2,208     $ (69)     $ 2,671
  2000......................................       532      1,696       (69)       2,159
  2001......................................       532      1,241       (29)       1,744
  2002......................................       532        962        --        1,494
  2003......................................       532        823        --        1,355
  Thereafter................................    1,286..        67        --        1,353
                                                ------     ------     -----      -------
  Total future minimum lease payments.......    $3,946..   $6,997     $(167)     $10,776
                                                ======     ======     =====      =======

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

12. COMMITMENTS -- (CONTINUED)
     Net rent expense amounted to approximately $934,000, $1,614,000 and $2,751,000 for the years ended December 31, 1996, 1997 and 1998, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations.

     In connection with its initial public offering in October 1996, the Company entered into a tax indemnification agreement with three shareholders which provides for, among other things, the indemnification of each such shareholder for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees), and the repayment to the Company of any amounts received as refunds resulting from operations during the period in which it was an S Corporation. Management believes that the Company's maximum exposure pursuant to this agreement is not material.

13. RELATED PARTY TRANSACTIONS

     The Company leases an office facility from an entity partially owned by two stockholders. Net rent expense for this lease amounted to approximately $282,000, $400,000 and $463,000 for the years ended December 31, 1996, 1997 and
1998, respectively.

     During 1995, Superior issued 658,833 shares of its common stock to two stockholders in exchange for two promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.7% per annum and require annual payments totaling $75,000. Interest income on these notes totaled approximately $58,000, $56,000 and $54,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     In 1996, the Company converted a $300,000 note payable and accrued interest to a stockholder, along with accrued interest thereon, to equity through the issuance of approximately 37,000 common shares.

     During the years ended December 31, 1997 and 1998, the Company chartered aircraft from a company owned by an officer/stockholder, at a total cost of approximately $224,000 and $662,000, respectively.

     During the year ended December 31, 1998, the Company recognized revenue of approximately $1.5 million from Empower Health Corporation, in which it has an equity interest and common Board members.

14. SEGMENT FINANCIAL INFORMATION

     See Note 1 for a description of the Company's segments. The Company's reportable segments are business units that offer and provide different services through different means. The Company's recruiting, training, information technology, merger and acquisition, accounting, finance and senior management functions are combined into the unallocated SG&A expenses. Unallocated assets consist principally of cash, temporary investments, and accrued interest receivable and prepaid expenses.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

14. SEGMENT FINANCIAL INFORMATION -- (CONTINUED)
     The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1997        1998
                                                                  ----        ----        ----
Revenues:
  Healthcare consulting.....................................    $ 42,169    $ 63,509    $105,644
  Enterprise-wide communications............................      10,869      13,396      19,102
                                                                --------    --------    --------
          Subtotal..........................................      53,038      76,905     124,746
  Intrasegment elimination -- enterprise-wide
     communications.........................................      (1,203)_       (10)         --
                                                                --------    --------    --------
          Consolidated revenues.............................    $ 51,835    $ 76,895    $124,746
                                                                ========    ========    ========
Gross Profit and Income Statement Reconciliation:
  Healthcare consulting.....................................    $ 22,226    $ 33,143    $ 50,838
  Enterprise-wide communications............................       4,085       4,492       8,882
                                                                --------    --------    --------
          Consolidated gross profit.........................      26,311      37,635      59,720
  Unallocated:
     SG&A expenses..........................................      26,470      31,236      48,333
     Interest expense.......................................         259         123          --
     Other income, principally interest.....................        (343)     (2,851)     (4,572)
     Merger expenses........................................          --         917          --
                                                                --------    --------    --------
          Subtotal..........................................      26,386      29,425      43,761
                                                                --------    --------    --------
          Consolidated earnings (loss) before income taxes
            and extraordinary item..........................    $    (75)   $  8,210    $ 15,959
                                                                ========    ========    ========
Depreciation and amortization:
  Healthcare consulting.....................................    $    220    $    484    $  1,493
  Enterprise-wide communications............................         513         956       1,715
                                                                --------    --------    --------
          Consolidated depreciation and amortization........    $    733    $  1,440    $  3,208
                                                                ========    ========    ========
Identifiable assets:
  Healthcare consulting.....................................    $ 13,284    $ 21,975    $ 63,899
  Enterprise-wide communications............................       4,218       8,232      15,374
  Unallocated...............................................      37,822      89,194      54,453
                                                                --------    --------    --------
          Consolidated total assets.........................    $ 55,324    $119,401    $133,726
                                                                ========    ========    ========
Expenditures for long-term assets:
  Healthcare consulting.....................................    $    228    $  5,605    $ 14,075
  Enterprise-wide communications............................         929       3,316      16,261
                                                                --------    --------    --------
                                                                $  1,157    $  8,921    $ 30,336
                                                                ========    ========    ========

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

15. YEAR 2000 UNCERTAINTY

     The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

16. SUBSEQUENT EVENT

     Effective January 1, 1999, the Company purchased the Integration Services Group of Healthdyne Information Enterprises, which provides strategic, tactical and technical consulting regarding integration issues for healthcare organizations. The purchase price was approximately $2.2 million in cash and will be recorded using the purchase method of accounting.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION                             PAGE
-------                            -----------                             ----
  2.1      Merger Agreement -- Superior................................    (1)
  2.2      Merger Agreement -- Unitive.................................    (1)
  3.1      Amended and Restated Certificate of Incorporation of the
           Company, as amended.........................................    (*)
  3.2      Form of By-Laws of the Company..............................    (2)
  4.1      Specimen Common Stock Certificate...........................    (2)
 10.1      Form of Indemnification Agreement between the Company and
           each of its directors and officers..........................    (2)
 10.2      Form of Long-Term Incentive Compensation Plan...............    (2)
 10.3      Amendment to Long-Term Incentive Plan.......................    (3)
 10.4      Lease dated March 21, 1996 between PMTC Limited Partnership
           and Superior................................................    (2)
 10.5      Form of Tax Indemnification Agreement.......................    (1)
 10.6      Compensation Agreement dated January 5, 1998 between Richard
           D. Helppie, Jr. and the Company.............................    (*)
 10.7      Employment Agreement dated January 5, 1998 between Charles
           O. Bracken and the Company..................................    (*)
 10.8      Employment Agreement dated January 5, 1998 between Robert R.
           Tashiro and the Company.....................................    (*)
 10.9      Employment Agreement dated January 5, 1998 between James T.
           House and the Company.......................................    (*)
 10.10     Employment Agreement dated January 20, 1997 between Richard
           Saslow and the Company......................................    (*)
 10.11     Promissory Note dated April 20, 1995, executed by Charles O.
           Bracken in favor of Superior Consultant Company, Inc........    (1)
 10.12     Pledge Agreement dated April 20, 1995, between Charles O.
           Bracken and Superior Consultant Company, Inc................    (1)
 10.13     Promissory Note dated April 20, 1995, executed by Robert R.
           Tashiro in favor of Superior Consultant Company, Inc........    (1)
 10.14     Pledge Agreement dated April 20, 1995 between Superior
           Consultant Company, Inc. and Robert R. Tashiro..............    (1)
 10.15     Plan and Agreement of Merger dated July 28, 1997, among
           Superior Consultant Holdings Corporation, CMSL Acquisition
           Corp., COMSUL, LTD., and certain shareholders of COMSUL,
           LTD.........................................................    (4)
 10.16     Merger Agreement dated as of August 14, 1997 among Superior
           Consultant Holdings Corporation, Chi Acquisition Co., The
           Chi Group, Inc. and certain stockholders of the Chi Group,
           Inc.........................................................    (5)
 10.17     Asset Purchase Agreement, dated August 20, 1998 among
           Superior Consultant Holdings Corporation, Enterprise
           Consulting Group, Inc., Whittaker Corporation and Aviant
           Information, Inc............................................    (6)
 21.1      Subsidiaries of Superior Consultant Holdings Corporation....    (*)
 27.1..    Financial Data Schedules....................................    (*)

-------------------------
 *  Filed herewith.

(1) Incorporated by reference from the Registrant's Amendment No. 1 to Form S-1 Registration Statement No. 333-10213 as filed on September 20, 1996.

(2) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-10213 as filed on August 15, 1996.

(3) Incorporated by reference from the Registrant's Information Statement on Form 14C as filed on November 7, 1997.

(4) Incorporated by reference from the Registrant's Form 10-Q as filed on August 7, 1997.

(5) Incorporated by reference from the Registrant's Form 8-K as filed on August 28, 1997.

(6) Incorporated by reference from the Registrant's Form 8-K as filed on September 2, 1998.