Form 10-Q
period 1999-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1999-05-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  x   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
_____           1934
                 For the quarterly period ended March 31, 1999



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 6, 1999, 10,363,059 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                          QUARTER ENDED MARCH 31, 1999
                                      INDEX



PART I - FINANCIAL INFORMATION                                                      PAGE NO.
                                                                                    ---------
   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1999 and               3
               December 31, 1998 (unaudited)

               Condensed Consolidated Statements of Earnings for the three                  4
               months ended March 31, 1999 and 1998 (unaudited)

               Condensed Consolidated Statements of Cash Flows for the three                5
               months ended March 31, 1999 and 1998 (unaudited)

               Notes to Condensed Consolidated Financial Statements                         6

   Item 2.     Management's Discussion and Analysis of Financial Condition and              8
               Results of Operations

   Item 3.     Quantitative and Qualitative Disclosure About Market Risk Sensitive
               Instruments                                                                 13


PART II - OTHER INFORMATION

   Item 5.     Other Information                                                           14

   Item 6.     Exhibits and Reports on Form 8-K                                            14

SIGNATURES                                                                                 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    MARCH 31,       DECEMBER 31,
                                                                      1999              1998
                                                                  --------------   ---------------

                       ASSETS
  Current assets
      Cash                                                              $ 2,951           $ 3,985
      Short-term investments                                             43,282            47,534
      Accounts receivable, net                                           45,950            40,324
      Accrued interest receivable and prepaid expenses                    2,307             1,867
      Deferred income taxes                                                 847             1,067
                                                                  --------------   ---------------

         Total current assets                                            95,337            94,777

  Property and equipment, net                                            17,469            16,472
  Goodwill, net                                                          18,043            16,317
  Equity investment                                                       6,000             6,050
  Other long-term assets                                                    110               110
                                                                  --------------   ---------------

         Total Assets                                                 $ 136,959         $ 133,726
                                                                  ==============   ===============

        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
      Accounts payable                                                  $ 3,754           $ 4,035
      Accrued liabilities                                                 4,435             4,186
      Deferred revenue                                                      923             2,425
      Income taxes payable                                                1,181                 -
                                                                  --------------   ---------------

         Total current liabilities                                       10,293            10,646

  Long-term debt                                                              -                61
  Deferred income taxes                                                   1,078               961
  Deferred performance bonuses                                              275               564
  Stockholders' equity
      Preferred stock; authorized, 1,000,000 shares of
      $.01 par value; issued and outstanding, 2,000 as of                     -                 -
      March 31, 1999 and December 31, 1998

      Common stock; authorized, 30,000,000 shares of
      $.01 par value; issued and outstanding, 10,360,259 as of
      March 31, 1999 and 10,322,039 as of December 31, 1998                 104               103

      Additional paid-in capital                                        109,946           109,113

      Retained earnings                                                  15,921            12,936

      Stockholders' notes receivable                                       (658)             (658)
                                                                  --------------   ---------------

         Total stockholders' equity                                     125,313           121,494
                                                                  --------------   ---------------

         Total Liabilities and Stockholders' Equity                   $ 136,959         $ 133,726
                                                                  ==============   ===============

      See notes to condensed consolidated financial statements.

             SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ----------------------------
                                                          1999           1998
                                                      -------------   ------------
  Revenues                                                $ 40,029       $ 23,830

  Operating costs and expenses
    Cost of services                                        20,749         12,067
    Selling, general and administrative expenses            14,897          9,406
                                                      -------------   ------------

       Total operating costs and expenses                   35,646         21,473
                                                      -------------   ------------
       Earnings from operations                              4,383          2,357
  Other income, principally interest income                    478          1,247
                                                      -------------   ------------
       Earnings before income taxes                          4,861          3,604

  Income taxes                                               1,876          1,504
                                                      -------------   ------------
       Net earnings                                        $ 2,985        $ 2,100
                                                      =============   ============


  Net earnings per share - basic                            $ 0.29         $ 0.21
                                                      =============   ============
  Net earnings per share - diluted                          $ 0.28         $ 0.20
                                                      =============   ============


    Weighted average number of common and
      common equivalent shares outstanding - basic          10,347         10,212
                                                      =============   ============

    Weighted average number of common and
      common equivalent shares outstanding - diluted        10,609         10,442
                                                      =============   ============

    See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                 ---------------------------------
                                                                    1999               1998
                                                                 ------------      -------------
    Cash flows from operating activities:

       Net earnings                                                  $ 2,985            $ 2,100
       Adjustments to reconcile net earnings
         to net cash used in operating activities:
         Depreciation and amortization of property and equipment         977                356
         Goodwill amortization                                           295                118
         Bad debt expense                                                394                 21
         Deferred income taxes                                           337                139
         Changes in operating assets and liabilities, net of effects from acquisitions:
            Accounts receivable                                       (5,152)            (3,399)
            Accrued interest receivable and prepaid expenses            (365)               224
            Other long-term assets                                         -                 15
            Accounts payable                                            (281)               874
            Accrued liabilities, deferred bonuses and compensation       (40)            (1,743)
            Deferred revenue                                          (1,502)              (493)
            Income taxes payable                                       1,181                713
                                                                 ------------      -------------

                  Net cash used in operating activities               (1,171)            (1,075)

    Cash flows from investing activities:
       Purchase of businesses                                         (2,924)            (5,912)
       Purchases of property and equipment                            (1,964)            (2,507)
                                                                 ------------      -------------

                 Net cash used in investing activities                (4,888)            (8,419)

    Cash flows from financing activities:
       Repayment of lines of credit, net                                   -                (91)
       Exercise of stock options                                         834                181
       Costs of follow on offering                                         -                (17)
       Repayment of long-term debt                                       (61)                (5)
                                                                 ------------      -------------
                 Net cash provided by financing activities               773                 68
                                                                 ------------      -------------

    Net decrease in cash                                              (5,286)            (9,426)

    Cash and cash equivalents, beginning of period                    51,519             87,253
                                                                 ------------      -------------

    Cash and cash equivalents, end of period                        $ 46,233           $ 77,827
                                                                 ============      =============

    Supplemental disclosure of cash flow information:
       Interest payments                                            $     26           $     14
       Income tax payments                                          $    257           $    320
       Non-cash acquisition costs (issuance of common stock
        in connection with acquisition)                             $      -           $    138


       See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

        These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.

Effective December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (See Note 4).

NOTE 2 - NET EARNINGS PER SHARE

        The Company accounts for Earnings Per Share under the rules of Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

        The computation of diluted net earnings per share for the three months ended March 31, 1999 and 1998 includes approximately 287,000 and 230,000 shares of common stock equivalents, respectively. Options to purchase approximately 945,000 and 42,000 shares of common stock with a weighted average exercise price of $38.49 and $36.18 were outstanding at March 31, 1999 and 1998 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.


NOTE 3 - BUSINESS ACQUISITION

        Effective January 1, 1999, the Company purchased substantially all of the business assets of the Integration Services Group ("ISG") of Healthdyne Information Enterprises. ISG, which is located in Marietta, Georgia, specializes in strategic, tactical and technical consulting for healthcare organizations. The purchase price was approximately $2.2 million in cash. The business combination was recorded using the purchase method of accounting and, accordingly, the operating results of ISG have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of the net assets acquired is being amortized over 15 years.

NOTE 4 - SEGMENT FINANCIAL INFORMATION

        The Company has two business and reportable segments: healthcare consulting and enterprise-wide communications. The healthcare consulting segment provides information technology, strategic, and operations management consulting services to a broad cross-section of healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, and software and application development solutions. The Company evaluates segment performance and allocates resources on gross profit.

        Information on the Company's operations for the three months ended March 31, 1999 and 1998 is summarized as follows (in thousands:)


                                                        THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------
                                                          1999               1998
                                                          ----               ----
Revenues:
   Healthcare consulting                                  $ 36,080           $ 19,962
   Enterprise-wide communications                            3,949              3,868
                                                       ------------       ------------
      Consolidated revenues                               $ 40,029           $ 23,830
                                                       ============       ============

Gross Profit and Income Statement Reconciliation:
   Healthcare consulting                                  $ 17,711            $ 9,924
   Enterprise-wide communications                            1,569              1,839
                                                       ------------       ------------
      Consolidated gross profit                           $ 19,280           $ 11,763
                                                       ============       ============

Unallocated:
   SG&A expenses                                          $ 14,897            $ 9,406
   Other income, principally interest                         (478)            (1,247)
                                                       ------------       ------------
      Sub-total                                             14,419              8,159
                                                       ------------       ------------
      Consolidated earnings before income taxes            $ 4,861            $ 3,604
                                                       ============       ============

Identifiable assets:
   Healthcare consulting                                  $ 62,446           $ 29,642
   Enterprise-wide communications                           17,469              7,953
   Unallocated                                              57,044             83,600
                                                       ------------       ------------
      Consolidated total assets                          $ 136,959          $ 121,195
                                                       ============       ============


        During the three months ended March 31, 1999 and 1998, there were no intercompany sales and there was no change in the basis of measurement of group earnings or loss.

        The Company's reportable segments are business units that offer and provide different services through different means. The Company's recruiting, training, information technology, merger and acquisition, accounting, finance and senior management functions are combined into unallocated SG&A expenses. Unallocated assets consist principally of cash, temporary investments, and accrued interest receivable and prepaid expenses.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

OVERVIEW

        Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, income, and Year 2000 issues are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including the risk factors identified in the Company's Registration Statement on Form S-1 (File No. 333-10213), Registration Statement on Form S-1 (File No. 333-37357) and Registration Statement on Form S-3 (File No. 333-53339), and Registration Statement on Form S-3 (File No. 333-70337).

        The Company conducts business in two segments through its two primary operating subsidiaries, Superior Consultant Company, Inc. ("Superior") and Enterprise Consulting Group ("Enterprise"). Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assists clients in various industries with network and telecommunication design and acquisition; enterprise messaging; intranet and web strategies; workgroup consulting; remote network administration and outsourcing; and software and application development solutions.

        The Company derives substantially all of its revenues from fees for professional services, the majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, typically on a monthly fee basis. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. As of March 31, 1999, the Company has increased the number and size of projects billed on a fixed-fee basis; however, in 1998, less than ten percent of the Company's revenues were realized in this manner. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of March 31, 1999, the Company has been awarded nine significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

        Revenues. Revenues in the healthcare consulting segment increased by $16.1 million, or 80.7%, to $ 36.1 million for the three months ended March 31, 1999, as compared to $ 20.0 million for the three months ended March 31, 1998. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from the outsourcing contracts consummated after the first quarter of 1998. Revenues in the enterprise-wide communications segment increased slightly for the three months ended March 31, 1999 compared to 1998.

        Cost of Services. Cost of services in the healthcare consulting segment increased by $8.3 million, or 83.0%, to $18.4 million for the three months ended March 31, 1999, as compared to $10.1 million for the three months ended March 31, 1998. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 50.9% for the three months ended March 31, 1999, as compared to 50.3% for the three months ended March 31, 1998. Cost of services in the enterprise-wide communications segment increased by $0.4 million, or 17.3%, to $2.4 million for the three months ended March 31, 1999, as compared to $2.0 million for the three months ended March 31, 1998. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for this segment increased to 59.3% for the three months ended March 31, 1999, as compared to 52.5% for the three months ended March 31, 1998. This increase is attributable to an increase in compensation levels while average billing rates remained relatively consistent.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998 (CONTINUED)

        Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.5 million, or 58.4%, to $14.9 million for the three months ended March 31, 1999, as compared to $9.4 million for the three months ended March 31, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 37.2% from 39.5% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base. This reduction in selling, general and administrative expenses as a percentage of revenues was achieved even though amortization of goodwill, as a percentage of revenues, increased to 0.7%, from 0.5% for the three months ended March 31, 1999 and 1998, respectively.

Other income and expense. Other income was $478,000 for the three months ended March 31, 1999, as compared to $1,247,000 of other income for the three months ended March 31, 1998. The change was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of March 31, 1999, in comparison to March 31, 1998, due primarily to acquisitions and additions to property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary capital needs have been to fund its acquisitions, equipment purchases and the growth in working capital required to support its growth in revenues. The Company believes that its current cash and cash equivalents, plus available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

        At March 31, 1999, the Company had cash and cash equivalents of $46.2 million and working capital of $85.0 million, which is comparable with working capital of $84.1 million at December 31, 1998. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions is approximately $13.2 million ($2.8 million in cash and $10.4 million in common stock) payable over the next three years.

        The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the prime rate of 7.75% as of March 31, 1999. As of March 31, 1999, the Company had no amounts outstanding under this line of credit.

        Net cash used in operations was $1,171,000 for the three months ended March 31, 1999 as compared to cash used in operations of $1,075,000 for the three months ended March 31, 1998. The increase in cash used in operations is primarily due to an increase in accounts receivable, which was partially offset by higher earnings, depreciation and goodwill amortization in the current period.

        Net cash of $4,888,000 used in investing activities during the three months ended March 31, 1999 consists of the business acquisition, additions to property and equipment and additional payments made relating to prior acquisitions as required by the applicable purchase agreements.

        Net cash provided by financing activities during the three months ended March 31, 1999 was principally the result of the exercise of stock options.

        On January 1, 1999, the Company purchased substantially all of the business assets of ISG. ISG, which is located in Marietta, Georgia, specializes in strategic, tactical and technical consulting for healthcare organizations. The purchase price was approximately $2.2 million in cash. The business combination was recorded using the purchase method of accounting.

        The Company does not believe that inflation has had a material effect on the results of its operations.

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

Readiness

        The Company has substantially completed an inventory of its IT systems and non-IT systems (such as building facilities, voice mail, telephone and other systems containing embedded microprocessors). The Company expects to complete its assessment of Y2K readiness and complete its development of Y2K remediation plans for its mission critical systems in May 1999; to remediate those systems in June 1999; to complete testing of those systems in July 1999; and to place those remediated systems in production in July 1999. The phases run concurrently for different systems. The Company considers a system mission-critical if its failure would have a material adverse effect on the Company's operations. The above dates do not include the replacement of certain mission-critical systems that were scheduled for replacement during 1999 for reasons unrelated to Y2K readiness. The Company expects to replace all of these systems by September 1999.

        The Company's principal mission-critical IT systems are its accounting and human resources systems, both of which are third-party software applications. The human resources software is being assessed, remediated and tested by the software vendor. The accounting software will be upgraded with the vendor-developed Y2K compliant upgrade. Both the accounting and human resources systems are expected to be remediated and tested during June and July of 1999.

        The Company has sought information and assurances from its material third-party vendors and suppliers regarding their Y2K readiness. The Company intends to continuously evaluate its vendor and supplier relationships and to develop contingency plans to mitigate the negative effects on the Company from the Y2K problems of its suppliers and vendors.

Cost

        The Company estimates the cost of its Y2K remediation efforts as follows:

                     EXPENDITURE      TO DATE      FUTURE          TOTAL
                     -----------      -------      ------          -----
                   Internal Cost..   $446,000     $324,000      $  770,000
                   External Cost..    193,000      318,000         511,000
                                     --------     --------      ----------
                  Total...........   $639,000     $642,000      $1,281,000
                                     ========     ========      ==========


        Internal Costs reflect the estimated cost of the time of Company employees devoted to Y2K remediation. External Costs reflect all other costs, including non-employee labor, capital expenditures, and other costs. Approximately $359,000 of external costs are expected to be capitalizable. The "to-date" expenditures were incurred through March 31, 1999. The cost of senior management time devoted to monitoring and managing the Company's Y2K remediation efforts is not included in the above estimates.

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

        In addition, in many instances the services that the Company provides to its clients are performed at the client's site, and require the use of the client's information systems. The Company may be impaired in its ability to perform services on client systems that are unavailable as a result of a client's Y2K problems.

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

   - the difficulty in projecting labor or consulting costs, particularly in light of the fact that demand for Y2K remediation services will increase as the year 2000 approaches; and

   - the effect of general economic conditions on the willingness of third parties to make the expenditures necessary to address Y2K problems which may affect the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

        The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        Effective January 1, 1999, the Company purchased substantially all of the business assets of ISG. ISG, which is located in Marietta, Georgia, specializes in strategic, tactical and technical consulting for healthcare organizations. The purchase price was approximately $2.2 million in cash. The business combination was recorded using the purchase method of accounting.


        Effective May 6, 1999, the Company announced a strategic alliance with Microsoft Corporation ("Microsoft"). The alliance is intended to accelerate the adoption of line-of-business health-care solutions, including e-commerce, data warehousing, enterprise resource planning (ERP) and enterprise infrastructure solutions based on the Microsoft(R) platform and is intended to generate opportunities from consulting revenues for the Company. In connection with this agreement, the Company granted Microsoft warrants to purchase a maximum of 300,000 shares at the exercise price of $33.35 a share.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

        NONE

        27*    Financial Data Schedule for the Quarter Ended March 31, 1999

        99.5*  Press Release dated May 6, 1999

(b)     Form 8-K

        NONE
------------------------

*       Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Superior Consultant Holdings Corporation


Date: May 14,1999                  By: /s/ Richard D. Helppie
----------------                   --------------------------
                                   Richard D. Helppie
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 14,1999                  By: /s/ James T. House
-----------------                  ----------------------
                                   James T. House
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.              Description
-----------              -----------

    27                   Financial Data Schedule
    99.5                 Press Release dated May 6, 1999