Form 10-Q
period 1999-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1999-08-16
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
-------  OF 1934
                  For the quarterly period ended June 30, 1999


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT ------- OF 1934
                        For the transition period from            to


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

As of August 11, 1999, 10,384,739 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                           QUARTER ENDED JUNE 30, 1999
                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

 Item 1.      Financial Statements

              Condensed Consolidated Balance Sheets as of June 30,
              1999 and December 31, 1998 (unaudited)                       3


              Condensed Consolidated Statements of Earnings for
              the three and six months ended June 30, 1999 and 1998
              (unaudited)                                                  4


              Condensed Consolidated Statements of Cash Flows for
              the six months ended June 30, 1999 and 1998 (unaudited)      5


              Notes to Condensed Consolidated Financial Statements         6

 Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    9


 Item 3.      Quantitative and Qualitative Disclosure About Market
              Risk Sensitive Instruments                                  15


PART II - OTHER INFORMATION

 Item 4.      Submission of Matters to a Vote of Security Holders         16

 Item 5.      Other Information                                           16

 Item 6.      Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   JUNE 30,      DECEMBER 31,
                                                                     1999            1998
                                                                  ---------      ------------
                             ASSETS

Current assets
    Cash and cash equivalents                                     $  32,355       $  51,519
    Short-term investments                                            4,988               -
    Accounts receivable, net                                         46,986          40,324
    Accrued interest receivable and prepaid expenses                  1,842           1,867
    Deferred income taxes                                             2,043           1,067
                                                                  ---------       ---------
       Total current assets                                          88,214          94,777

Property and equipment, net                                          17,684          16,472
Goodwill, net                                                        18,001          16,317
Investments                                                          92,452           6,050
Other long-term assets                                                   15             110
                                                                  ---------       ---------
       Total Assets                                               $ 216,366       $ 133,726
                                                                  =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                              $   2,368       $   4,035
    Accrued liabilities                                               6,100           4,186
    Deferred revenue                                                  2,469           2,425
    Income taxes payable                                                356               -
                                                                  ---------       ---------
       Total current liabilities                                     11,293          10,646

Long-term debt                                                            -              61
Deferred income taxes                                                30,887             961
Deferred performance bonuses                                            275             564
Stockholders' equity
    Preferred stock; authorized, 1,000,000 shares of
    $.01 par value; issued and outstanding, 2,000 as of
    June 30, 1999 and December 31, 1998                                   -               -

    Common stock; authorized, 30,000,000 shares of
    $.01 par value; issued and outstanding, 10,380,750 as of
    June 30, 1999 and 10,322,039 as of December 31, 1998                104             103

    Additional paid-in capital                                      113,369         109,113

    Accumulated other comprehensive income                           44,970               -

    Retained earnings                                                16,126          12,936

    Stockholders' notes receivable                                     (658)           (658)
                                                                  ---------       ---------
       Total stockholders' equity                                   173,911         121,494
                                                                  ---------       ---------
       Total Liabilities and Stockholders' Equity                 $ 216,366       $ 133,726
                                                                  =========       =========


    See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                 ----------------------      --------------------
                                                                   1999          1998         1999         1998
                                                                 --------       -------      -------      -------
Revenues                                                         $ 42,146       $28,350      $82,175      $52,180

Operating costs and expenses
  Cost of services                                                 21,870        14,747       42,619       26,814
  Selling, general and administrative expenses                     15,653        11,159       30,550       20,565
  Costs incurred in connection with new business initiative         4,840             -        4,840            -
                                                                 --------       -------      -------      -------

     Total operating costs and expenses                            42,363        25,906       78,009       47,379
                                                                 --------       -------      -------      -------
     Earnings (loss) from operations                                 (217)        2,444        4,166        4,801
Other income, principally interest income                             579         1,375        1,057        2,622
                                                                 --------       -------      -------      -------
     Earnings before income taxes                                     362         3,819        5,223        7,423

Income taxes                                                          157         1,485        2,033        2,989
                                                                 --------       -------      -------      -------
     Net earnings                                                $    205       $ 2,334      $ 3,190      $ 4,434
                                                                 ========       =======      =======      =======


Net earnings per share - basic                                   $   0.02       $  0.23      $  0.31      $  0.43
                                                                 ========       =======      =======      =======
Net earnings per share - diluted                                 $   0.02       $  0.22      $  0.30      $  0.42
                                                                 ========       =======      =======      =======


  Weighted average number of common and
    common equivalent shares outstanding - basic                   10,368        10,260       10,357       10,236
                                                                 ========       =======      =======      =======

  Weighted average number of common and
    common equivalent shares outstanding - diluted                 10,517        10,609       10,563       10,530
                                                                 ========       =======      =======      =======

    See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                              1999           1998
                                                                           ---------       ---------
 Cash flows from operating activities:

    Net earnings                                                            $  3,190       $  4,434
    Adjustments to reconcile net earnings
      to net cash provided by (used in) operating activities:
      Depreciation and amortization of property and equipment                  3,504            725
      Goodwill amortization                                                      632            285
      Bad debt expense                                                           599            129
      Deferred income taxes                                                   (1,661)           123
      Non-cash compensation                                                    2,856              -
      Interest on marketable debt security                                      (167)             -
      Changes in operating assets and liabilities, net of effects from acquisitions:
         Accounts receivable                                                  (6,393)        (5,193)
         Accrued interest receivable and prepaid expenses                        100           (409)
         Other long-term assets                                                   95             15
         Accounts payable                                                     (1,667)        (1,832)
         Accrued liabilities, deferred bonuses and compensation                1,625            286
         Deferred revenue                                                         44           (552)
         Income taxes payable                                                    356           (147)
                                                                            --------       --------

               Net cash provided by (used in) operating activities             3,113         (2,136)

Cash flows from investing activities:
    Investment in WebMD                                                      (10,006)             -
    Investment in marketable debt security                                    (5,686)             -
    Purchase of businesses                                                    (3,219)       (11,529)
    Purchases of property and equipment                                       (4,706)        (4,881)
                                                                            --------       --------

              Net cash used in investing activities                          (23,617)       (16,410)

Cash flows from financing activities:
    Exercise of stock options                                                  1,401            354
    Costs of follow on offering                                                    -            (20)
    Repayment of long-term debt                                                  (61)          (123)
                                                                            --------       --------
              Net cash provided by financing activities                        1,340            211
                                                                            --------       --------

Net decrease in cash                                                         (19,164)       (18,335)

Cash and cash equivalents, beginning of period                                51,519         87,253
                                                                            --------       --------

Cash and cash equivalents, end of period                                    $ 32,355       $ 68,918
                                                                            ========       ========

Supplemental disclosure of cash flow information:
    Interest payments                                                       $     26       $     14
    Income tax payments                                                     $  3,232       $  3,766
    Unrealized gain on investment in drkoop.com, net of deferred
      income tax liability                                                  $ 45,485       $      -
    Unrealized loss on investment in marketable debt security,
      net of deferred tax asset                                             $    515       $      -
    Non-cash acquisition costs (issuance of common stock
      in connection with acquisition)                                       $      -       $  1,854

See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.

         Effective December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive Income" (See Note 5).

         Effective December 31, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (See Note 6).

NOTE 2 - COSTS INCURRED IN CONNECTION WITH NEW BUSINESS INITIATIVES

         Certain one time costs were incurred in connection with new business initiatives. These costs consisted primarily of approximately $2.9 million relating to the issuance of warrants and approximately $1.5 million for accelerated depreciation expense on certain fixed assets. The warrants were valued using the Black-Scholes model.

         In connection with these initiatives, the Company will install specified types of software in its own operations and personal computers. This has shortened the estimated useful life of some of the Company's software and hardware currently in use. The effect of the change in the estimated useful life is to increase depreciation expense by $1.5 million, and decrease net earnings by $0.9 million or $0.09 per diluted share, for both the three months and six months ended June 30, 1999.

         In addition, other operating costs were incurred in connection with the Company's various new business initiatives. Of these costs, a portion, $203,000 in costs of services and $959,000 in selling, general and administrative expenses were funded by a business partner, and were recorded as a reduction to expense in the accompanying financial statements.

NOTE 3 - NET EARNINGS PER SHARE

         The Company accounts for Earnings Per Share under the rules of Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

         The computation of diluted net earnings per share for the three months ended June 30, 1999 and 1998 includes approximately 149,000 and 349,000 shares of common stock equivalents, respectively. The computation of diluted net earnings per share for the six months ended June 30, 1999 and 1998 includes approximately 206,000 and 294,000 shares of common stock equivalents, respectively. Options and warrants to purchase approximately 1,297,000 and 6,700 shares of common stock with a weighted average exercise price of $37.14 and $37.08 were outstanding at June 30, 1999 and 1998 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

NOTE 4 - BUSINESS ACQUISITION AND INVESTMENTS

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

         On May 20, 1999, the Company made a $10.0 million investment in preferred stock of WebMD of Atlanta, Georgia. WebMD offers a comprehensive suite of Internet-based services and information for physicians as well as healthcare information services and online communities for consumers. The investment was recorded using the cost method of accounting.

         In 1998, the Company invested $6.0 million in drkoop.com, an internet start-up company, and recorded its investment at cost. During the quarter ended June 30, 1999, drkoop.com completed its initial public offering, providing a readily determinable fair value of the Company's investment in drkoop.com's stock. The Company's investment is restricted by a lock-up agreement, which expires in December 1999. Further, the Company's investment was issued without registration and its resale is governed by Rule 144 of the Securities and Exchange Commission. Based on drkoop.com's trading volume since its IPO, the Company believes that its entire investment is reasonably expected to qualify for sale prior to June 30, 2000. Therefore, the Company's investment in drkoop.com is subject to the accounting guidelines of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as of June 30, 1999, the Company has recorded its investment at fair value, resulting in an unrealized gain of approximately $76,446,000. The Company's belief that its entire investment is reasonably expected to qualify for sale within one year, notwithstanding the Rule 144 limitations, is a significant accounting estimate that if changed, could be material to the consolidated financial statements.

         The Company owns approximately 14% of drkoop.com's outstanding common stock as of June 30, 1999.


NOTE 5 - OTHER COMPREHENSIVE INCOME

         Other comprehensive income includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investment in drkoop.com. Total comprehensive income is summarized as follows:


                                    Three Months              Six Months
                                   ended June 30,            ended June 30,
                                 -------------------      -------------------
                                  1999         1998        1999         1998
                                 -------      ------      -------      ------
Net earnings                     $   205      $2,334      $ 3,190      $4,434
Other comprehensive income,
   net of income tax              44,970           -       44,970           -
                                 -------      ------      -------      ------

Total comprehensive income       $45,175      $2,334      $48,160      $4,434
                                 =======      ======      =======      ======

NOTE 6 - SEGMENT FINANCIAL INFORMATION

         Through June 30, 1999, the Company had two business and reportable segments: healthcare consulting and enterprise-wide communications. The healthcare consulting segment provides information technology, strategic, and operations management consulting services to a broad cross-section of healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, and software and application development solutions. The Company evaluates segment performance and allocates resources based on gross profit.

         Information on the Company's operations for the three and six months ended June 30, 1999 and 1998 is summarized as follows (in thousands:)


                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  ---------------------------   -------------------------
                                                                    1999           1998           1999            1998
                                                                  --------       --------       ---------       ---------
Revenues:
   Healthcare consulting                                          $ 37,965       $ 23,574       $  74,045       $  43,536
   Enterprise-wide communications                                    4,181          4,776           8,130           8,644
                                                                  --------       --------       ---------       ---------
       Consolidated revenues                                      $ 42,146       $ 28,350       $  82,175       $  52,180
                                                                  ========       ========       =========       =========

Gross Profit and Income Statement Reconciliation:
   Healthcare consulting                                          $ 18,632       $ 11,370       $  36,343       $  21,294
   Enterprise-wide communications                                    1,644          2,233           3,213           4,072
                                                                  --------       --------       ---------       ---------
       Consolidated gross profit                                  $ 20,276       $ 13,603       $  39,556       $  25,366
                                                                  ========       ========       =========       =========

Unallocated:
   SG&A expenses                                                  $ 15,653       $ 11,159       $  30,550       $  20,565
   Costs incurred in connection with new business initiative         4,840              -           4,840               -
   Other income, principally interest                                 (579)        (1,375)         (1,057)         (2,622)
                                                                  --------       --------       ---------       ---------
       Sub-total                                                    19,914          9,784          34,333          17,943
                                                                  --------       --------       ---------       ---------
       Consolidated earnings before income taxes                  $    362       $  3,819       $   5,223       $   7,423
                                                                  ========       ========       =========       =========

Identifiable assets:
   Healthcare consulting                                                                        $  56,459       $  36,545
   Enterprise-wide communications                                                                  22,802          10,943
   Unallocated                                                                                    137,105          76,328
                                                                                                ---------       ---------

       Consolidated total assets                                                                $ 216,366       $ 123,816
                                                                                                =========       =========


         During the three and six months ended June 30, 1999 and 1998, there were no intercompany sales and there was no change in the basis of measurement of group earnings or loss.

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

         Starting on July 1, 1999 the Company has been reorganized to reflect a new structure resulting from new business initiatives into systems integration and e-commerce.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Derivative Instruments and Hedging Activities" (SFAS 133), which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale-security, or a foreign-currency-denominated forecasted transaction. The Company does not anticipate that adoption of SFAS 133 will have a material effect on the consolidated financial statements.

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

         As of June 30, 1999 the Company conducted business in two segments through its two primary operating subsidiaries, Superior Consultant Company, Inc. ("Superior") and Enterprise Consulting Group ("Enterprise"). Superior is a leading healthcare consulting firm that provides a wide range of information technology consulting and strategic and operations management consulting services to a broad cross-section of healthcare industry participants and healthcare information system vendors. Enterprise assisted clients in various industries with network and telecommunication design and acquisition; enterprise messaging; intranet and web strategies; workgroup consulting; remote network administration and outsourcing; and software and application development solutions.

         Starting on July 1, 1999 the Company has been reorganized to reflect a new structure resulting from new business initiatives into systems integration and e-commerce. As healthcare and other sectors move increasingly to internet and web based technologies and applications, and as the Company continues to innovate services and solutions to develop and take advantage of this growing market, the Company will incur risks related to its participation in such untested opportunities in markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superceding development of the internet; the e-commerce market taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; and increased competition for consultant talent in the e-commerce field increasing the Company's cost of providing services. Thus, we may modify our level of activity in different areas, thereby causing changes to our segment definition in the future.

         The Company derives substantially all of its revenues from fees for professional services, the majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, typically on a monthly fee basis. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. As of June 30, 1999, the Company has increased the number and size of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of June 30, 1999, the Company has been awarded nine significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

         The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company manages utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays may result in periods when consultants are not fully utilized. An unanticipated termination of a significant project could cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the establishment of new practice areas, lines of business, hiring of consultants in peak hiring periods and further geographic expansion could from time to time adversely affect utilization. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of the annual employees' meeting can result in lower consultant utilization. Variations in consultant utilization would result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization.

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

         As of June 30, 1999, the Company recorded its investment in drkoop.com at its then fair value of $82.4 million. This investment had previously been recorded at its cost of $6.0 million (see Note 4 on page 7 of this report).
The Company has recorded the difference between fair value and cost, net of income tax, as other comprehensive income for the three and six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues in the healthcare consulting segment increased by $14.4 million, or 61.0%, to $38.0 million for the three months ended June 30, 1999, as compared to $ 23.6 million for the three months ended June 30, 1998. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from the outsourcing contracts consummated after the second quarter of 1998. Revenues in the enterprise-wide communications segment decreased by $0.6 million, or 12.5%, to $4.2 million for the three months ended June 30, 1999, as compared to $4.8 million for the three months ended June 30, 1998. The revenue decrease is attributable to lower consultant utilization in this segment.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 (CONTINUED)

         Cost of Services. Cost of services in the healthcare consulting segment increased by $7.1 million, or 58.4%, to $19.3 million for the three months ended June 30, 1999, as compared to $12.2 million for the three months ended June 30, 1998. The increase was due primarily to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment decreased to 50.9% for the three months ended June 30, 1999, as compared to 51.8% for the three months ended June 30, 1998. Cost of services in the enterprise-wide communications segment remained consistent for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. Cost of services as a percentage of revenue for this segment increased to 60.7% for the three months ended June 30, 1999, as compared to 53.3% for the three months ended June 30, 1998. This increase is attributable to lower consultant utilization in this segment.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $4.5 million, or 40.3%, to $15.7 million for the three months ended June 30, 1999, as compared to $11.2 million for the three months ended June 30, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 37.1% from 39.4% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base. This reduction in selling, general and administrative expenses as a percentage of revenues was achieved even though amortization of goodwill, as a percentage of revenues, increased to 0.8%, from 0.6% for the three months ended June 30, 1999 and 1998, respectively.

         Costs incurred in connection with new business initiatives. The Company incurred approximately $4.8 million of costs in connection with the start-up of new business initiatives, of which approximately $4.4 million were non-cash charges. (See Note 2 of the condensed consolidated financial statements of this report)

         Other income and expense. Other income was $579,000 for the three months ended June 30, 1999, as compared to $1,375,000 of other income for the three months ended June 30, 1998. The change was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of June 30, 1999, in comparison to June 30, 1998, due primarily to acquisitions and additions to property and equipment.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues in the healthcare consulting segment increased by $30.5 million, or 70.1%, to $ 74.0 million for the six months ended June 30, 1999, as compared to $ 43.5 million for the six months ended June 30, 1998. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from the outsourcing contracts consummated after the second quarter of 1998. Revenues in the enterprise-wide communications segment decreased by $0.5 million, or 6.0%, to $8.1 million for the six months ended June 30, 1999, as compared to $8.6 million for the six months ended June 30, 1998. The revenue decrease is attributable to slightly lower consultant utilization in this segment.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED)

         Cost of Services. Cost of services in the healthcare consulting segment increased by $15.5 million, or 69.5%, to $37.7 million for the six months ended June 30, 1999, as compared to $22.2 million for the six months ended June 30, 1998. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment decreased to 50.9% for the six months ended June 30, 1999, as compared to 51.1% for the six months ended June 30, 1998. Cost of services in the enterprise-wide communications segment increased by $0.3 million, or 7.6%, to $4.9 million for the six months ended June 30, 1999, as compared to $4.6 million for the six months ended June 30, 1998. The increase was due to slightly lower consultant utilization in the enterprise-wide communications segment. Cost of services as a percentage of revenue for this segment increased to 60.5% for the six months ended June 30, 1999, as compared to 52.9% for the six months ended June 30, 1998. This increase is attributable to slightly lower consultant utilization in this segment.


         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $10.0 million, or 48.6%, to $30.6 million for the six months ended June 30, 1999, as compared to $20.6 million for the six months ended June 30, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 37.2% from 39.4% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base. This reduction in selling, general and administrative expenses as a percentage of revenues was achieved even though amortization of goodwill, as a percentage of revenues, increased to 0.8%, from 0.5% for the six months ended June 30, 1999 and 1998, respectively.

         Costs incurred in connection with new business initiatives. The Company incurred approximately $4.8 million of costs in connection with the start-up of new business initiatives, of which approximately $4.4 million were non-cash charges. (See Note 2 of the condensed consolidated financial statements of this report)

         Other income and expense. Other income was $1,057,000 for the six months ended June 30, 1999, as compared to $2,622,000 of other income for the six months ended June 30, 1998. The change was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of June 30, 1999, in comparison to June 30, 1998, due primarily to acquisitions and additions to property and equipment.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been and will be to fund its acquisitions, equity investments, equipment purchases and system integration and e-commerce initiatives. The Company believes that its current cash and cash equivalents, marketable securities, cash generated from operations, plus available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for the foreseeable future.

         At June 30, 1999, the Company had cash and cash equivalents of $32.4 million and working capital of $76.9 million, which is comparable with working capital of $84.1 million at December 31, 1998. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions is approximately $13.0 million ($2.8 million in cash and $10.2 million in common stock) payable over the next three years.

         The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the prime rate of 7.75% as of June 30, 1999. As of June 30, 1999, the Company had no amounts outstanding under this line of credit.

         Net cash provided by operations was $3,113,000 for the six months ended June 30, 1999 as compared to cash used in operations of $2,136,000 for the six months ended June 30, 1998. The increase in cash provided by operations is primarily due to increases in non-cash expenses and accrued liabilities.

         Net cash of $23.6 million used in investing activities during the six months ended June 30, 1999 consists of the business acquisition, the equity investment in WebMD, an investment in a marketable debt security, additions to property and equipment and additional payments made relating to prior acquisitions as required by the applicable purchase agreements.

         Net cash provided by financing activities during the six months ended June 30, 1999 and 1998, was principally the result of the exercise of stock options.

         On May 20, 1999, the Company made a $10.0 million investment in preferred stock of WebMD of Atlanta, Georgia. WebMD offers a comprehensive suite of Internet-based services and information for physicians as well as healthcare information services and online communities for consumers. The investment was recorded using the cost method of accounting.

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

Readiness

         The Company has completed an inventory of its IT systems and non-IT systems (such as building facilities, voice mail, telephone and other systems containing embedded microprocessors). The Company has completed the assessment and remediation phases of for all mission critical systems. The Company expects to complete mission critical systems testing and to place remediated systems in production in August 1999. The phases have run concurrently for different systems. The Company considers a system mission-critical if its failure would have a material adverse effect on the Company's operations. The above dates do not include the replacement of certain mission-critical systems that were scheduled for replacement during 1999 for reasons unrelated to Y2K readiness. The Company expects to replace all of these systems by September 1999.

         The Company's principal mission-critical IT systems are its accounting and human resources systems, both of which are third-party software applications. The human resources software was assessed, remediated and tested by the software vendor. The accounting software was upgraded to the vendor-developed Y2K compliant upgrade. Both the accounting and human resources systems were tested in July of 1999.

         Project plan dates and estimates are as of July 26, 1999, and do not take into account work that was made in between that date and the filing date of this report.

         The Company has sought information and assurances from its material third-party vendors and suppliers regarding their Y2K readiness. The Company intends to continuously evaluate its vendor and supplier relationships and to develop contingency plans to mitigate the negative effects on the Company from the Y2K problems of its suppliers and vendors.

Cost

         The Company estimates the cost of its Y2K remediation efforts as follows:

EXPENDITURE        TO DATE         FUTURE          TOTAL
----------------   -----------      ---------      ----------
Internal Cost...   $   643,000      $ 183,000      $  826,000
External Cost...       349,000        191,000         540,000
                   -----------      ---------      ----------
Total...........   $   992,000      $ 374,000      $1,366,000
                   ===========      =========      ==========

         Internal costs reflect the estimated cost of the time of Company employees devoted to Y2K remediation. External Costs reflect all other costs, including non-employee labor, capital expenditures, and other costs. Approximately $349,000 of external costs are expected to be capitalizable. The "to-date" expenditures were incurred through June 30, 1999. The cost of senior management time devoted to monitoring and managing the Company's Y2K remediation efforts is not included in the above estimates.

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

         The Company will be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructures is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices or at client sites that lose electrical power or experience failure of elevator, security, HVAC or other building systems; down time for billable personnel who are unable to travel to or from engagement locations if transportation providers cannot provide service; and disruption to Company business if telephone or cellular communication is unavailable.

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

         There are further forces impacting the health care industry as Y2K approaches that present additional challenges and opportunities to the Company. Broad segments of the healthcare provider community face financial stress from increasing costs, intensified competition and pressure on both revenues and margins. Financial pressures may be exacerbated by the Balanced Budget Act of 1997, which will reduce the rate of growth in Medicare and Medicaid funds. There are increasingly frequent reports of healthcare providers announcing negative or dramatically reduced operating margins for patient care. There have also been provider bankruptcies and distressed consolidations. Financial instability among constituents of the Company's client base may cause some clients to defer or cancel projects that require consulting services, and could adversely affect some clients' ability to pay. However, changes impacting the healthcare industry historically have generated new service opportunities for the Company, and the Company intends to actively pursue such opportunities as may be presented.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 6, 1999 the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Richard D. Helppie, C. Everett Koop and Richard P. Saslow to the Company's board of directors. Messrs. Helppie, Koop and Saslow were each elected to serve a three-year term expiring at the Company's annual meeting in 2002. In the election of Mr. Helppie, 8,551,116 votes were cast in favor and 148,974 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. In the election of Mr. Koop, 8,549,116 total votes were cast in favor and 150,974 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. In the election of Mr. Saslow, 8,550,116 total votes were cast in favor and 149,974 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters.

         At the same meeting, stockholders of the Company also voted in favor of an amendment to the Long Term Incentive Plan that increased the number of shares available for grants to 4,000,000 shares. In the vote for the amendment, 5,342,461 total votes were cast in favor and 2,649,296 votes were cast against or withheld. In addition, there were 0 abstentions and 708,333 broker non-voters.


ITEM 5. OTHER INFORMATION

         On May 20, 1999, the Company made a $10.0 million investment in preferred stock of WebMD of Atlanta, Georgia. WebMD offers a comprehensive suite of Internet-based services and information for physicians as well as healthcare information services and online communities for consumers. The investment was recorded using the cost method of accounting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         NONE

         27*  Financial Data Schedule for the six months Ended June 30, 1999

(b)      Form 8-K

         NONE

------------------------

*        Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Superior Consultant Holdings Corporation


Date: August 16,1999                    By: /s/ Richard D. Helppie
                                        --------------------------------------
                                        Richard D. Helppie
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 16,1999                    By: /s/ James T. House
                                        --------------------------------------
                                        James T. House
                                        Vice President and Chief Financial
                                        Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                   Exhibit Index
                                   -------------


Exhibit No.                        Description
--------------                     -----------
      27                           Financial Data Schedule