Form 10-Q
period 1999-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 1999-11-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q

  x   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
----- 1934
                For the quarterly period ended September 30, 1999


                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT ----- OF 1934
                      For the transition period from         to


                         Commission file number 0-21485



                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (exact name of registrant as specified in its charter)



              STATE OF DELAWARE                              38-3306717
       (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                       Identification No.)


4000 Town Center, Suite 1100 Southfield, Michigan                 48075
  (Address of principal executive offices)                      (Zip Code)


        Registrant's telephone number, including area code (248) 386-8300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---  ---
As of November 11, 1999, 10,468,720 shares of the registrant's common stock (par value $.01) were outstanding.

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                              PAGE NO.
                                                                                                           ---------
     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 1999 and December                   3
                   31, 1998 (unaudited)

                   Condensed Consolidated Statements of Operations for the three and nine months                 4
                   ended September 30, 1999 and 1998 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for nine months ended                         5
                   September 30, 1999 and 1998 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                   10
                   Operations

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk Sensitive
                   Instruments                                                                                  16


PART II - OTHER INFORMATION



     Item 5.       Other Information                                                                            17

     Item 6.       Exhibits and Reports on Form 8-K
                                                                                                                17

SIGNATURES                                                                                                      18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                        1999                 1998
                                                                                 ----------------      ------------------

                             ASSETS
   Current assets
       Cash and cash equivalents                                                   $       31,077       $        51,519
       Short-term investments                                                               4,883                     -
       Accounts receivable, net                                                            42,728                40,324
       Accrued interest receivable and prepaid expenses                                     4,729                 1,867
       Deferred income taxes                                                                2,176                 1,067
                                                                                  ----------------     ------------------
         Total current assets                                                              85,593                94,777

   Property and equipment, net                                                             18,281                16,472
   Deferred income taxes                                                                       92                   -
   Goodwill, net                                                                           17,362                16,317
   Investments                                                                             83,483                 6,050
   Other long-term assets                                                                      19                   110
                                                                                  ----------------     ------------------
         Total Assets                                                              $      204,830       $       133,726
                                                                                  ================     ==================

      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
       Accounts payable                                                            $        4,033       $         4,035
       Accrued liabilities                                                                  4,765                 4,186
       Deferred revenue                                                                     5,334                 2,425
                                                                                  ----------------     ------------------
          Total current liabilities                                                        14,132                10,646

   Long-term debt                                                                             -                      61
   Deferred income taxes                                                                   27,294                   961
   Deferred performance bonuses                                                               275                   564
   Stockholders' equity
       Preferred stock; authorized, 1,000,000 shares of
       $.01 par value; issued and outstanding, 2,000 as of
       September 30, 1999 and December 31, 1998                                               -                     -

       Common stock; authorized, 30,000,000 shares of
       $.01 par value; issued, 10,383,614 as of September 30, 1999
       and 10,322,039 as of December 31, 1998                                                 103                   103

       Additional paid-in capital                                                         113,362               109,113

       Accumulated other comprehensive income                                              39,473                   -

       Retained earnings                                                                   13,118                12,936

       Treasury stock - at cost, 85,000 shares as of September 30, 1999
       and no shares as of December 31, 1998                                               (2,269)                  -

       Stockholders' notes receivable                                                        (658)                 (658)
                                                                                  ----------------     ------------------
          Total stockholders' equity                                                      163,129               121,494
                                                                                  ----------------     ------------------
          Total Liabilities and Stockholders' Equity                               $      204,830       $       133,726
                                                                                  ================     ==================

       See notes to condensed consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                                  ---------------------------------   -----------------------------
                                                                       1999                1998            1999            1998
                                                                  ----------------    --------------  ---------------  ------------
Revenues                                                           $      37,584       $     33,123    $    119,759     $    85,303

Operating costs and expenses
   Cost of services                                                       24,508             17,686          67,127          44,501
   Selling, general and administrative expenses                           18,102             12,457          48,652          33,018
   Costs incurred in connection with new business initiative                 -                  -             4,840             -
                                                                  ----------------    --------------  ---------------  ------------
      Total operating costs and expenses                                  42,610             30,143         120,619          77,519
                                                                  ----------------    --------------  ---------------  ------------
      Earnings (loss) from operations                                     (5,026)             2,980            (860)          7,784
Other income, principally interest income                                    380              1,122           1,437           3,743
                                                                  ----------------    --------------  ---------------  ------------
      Earnings (loss) before income taxes                                 (4,646)             4,102             577          11,527

Provision (benefit) for income taxes                                      (1,638)             1,655             395           4,643
                                                                  ----------------    --------------  ---------------  ------------
      Net earnings (loss)                                          $      (3,008)      $      2,447    $        182     $     6,884
                                                                  ================    ==============  ===============  ============


Net earnings (loss) per share - basic                              $       (0.29)      $       0.24    $       0.02     $      0.67
                                                                  ================    ==============  ===============  ============
Net earnings (loss) per share - diluted                            $       (0.29)      $       0.23    $       0.02     $      0.65
                                                                  ================    ==============  ===============  ============


   Weighted average number of common and
     common equivalent shares outstanding - basic                         10,328             10,284          10,346          10,252
                                                                  ================    ==============  ===============  ============

   Weighted average number of common and
     common equivalent shares outstanding - diluted                       10,388             10,638          10,483          10,564
                                                                  ================    ==============  ===============  ============

   See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       1999                 1998
                                                                                ----------------    ------------------

    Cash flows from operating activities:
       Net earnings                                                               $         182         $      6,884
       Adjustments to reconcile net earnings
        to net cash provided by (used in) operating activities:
        Depreciation and amortization of property and equipment                           4,711                1,241
        Goodwill amortization                                                               978                  555
        Bad debt expense                                                                  1,078                  279
        Deferred income tax credits                                                      (1,736)                (384)
        Non-cash compensation                                                             2,856                  -
        Interest on marketable debt security                                               (250)                 -
        Changes in operating assets and liabilities, net of effects from acquisitions:
            Accounts receivable                                                          (2,614)             (13,370)
            Accrued interest receivable and prepaid expenses                             (2,787)                 262
            Other long-term assets                                                           91                   15
            Accounts payable                                                                 (2)               1,276
            Accrued liabilities, deferred bonuses and compensation                          290                 (704)
            Deferred revenue                                                              2,909                 (711)
            Income taxes payable                                                            -                    366
                                                                                ----------------    -----------------
            Net cash provided by (used in) operating activities                           5,706               (4,291)

    Cash flows from investing activities:
       Investment in WebMD                                                              (10,089)                 -
       Investment in drkoop.com                                                               -               (4,549)
       Investment in marketable debt security                                            (5,686)                 -
       Purchase of businesses                                                            (2,926)             (12,154)
       Purchases of property and equipment                                               (6,510)              (6,766)
                                                                                ---------------     -----------------
            Net cash used in investing activities                                       (25,211)             (23,469)

    Cash flows from financing activities:
       Repurchase of common stock                                                        (2,269)                 -
       Cancellation of common shares                                                        (58)                 -
       Exercise of stock options                                                          1,451                  354
       Costs of follow on offering                                                          -                    (22)
       Repayment of long-term debt                                                          (61)                (124)
                                                                                ---------------     -----------------
            Net cash provided by (used in) financing activities                            (937)                 208
                                                                                ---------------     -----------------
    Net decrease in cash                                                                (20,442)             (27,552)

    Cash and cash equivalents, beginning of period                                       51,519               87,253
                                                                                ---------------     -----------------
    Cash and cash equivalents, end of period                                      $      31,077         $     59,701
                                                                                ===============     =================

    Supplemental disclosure of cash flow information:
       Interest payments                                                          $          26         $         15
       Income tax payments                                                        $       4,138         $      5,313
       Unrealized gain on investment in drkoop.com, net of deferred
        income tax liablilty                                                      $      40,100         $        -
       Unrealized loss on investment in marketable debt security,
        net of deferred tax asset                                                 $         627         $        -
       Non-cash acquisition costs (issuance of common stock
        in connection with acquisition)                                           $         -           $      1,854

       See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1998 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.

NOTE 2 - COSTS INCURRED IN CONNECTION WITH NEW BUSINESS INITIATIVES

         During the second quarter of 1999, certain one time costs were incurred in connection with new business initiatives. These costs consisted primarily of approximately $2.9 million relating to the issuance of warrants and approximately $1.5 million for accelerated depreciation expense on certain property and equipment. The warrants were valued using the Black-Scholes model.

         In connection with these initiatives, the Company will install specified types of software in its own operations and personal computers. These initiatives have shortened the estimated useful life of some of the Company's software and hardware currently in use. The effect of the change in the estimated useful life was to increase depreciation expense by $1.5 million, and decrease net earnings by $0.9 million or $0.09 per diluted share, for the nine months ended September 30, 1999.

         In addition, during the second and third quarters of 1999, other operating costs were incurred in connection with the Company's various new business initiatives. Of these costs, a portion of costs of services and selling, general and administrative expenses was funded by a business partner, and were recorded as a reduction to expense. The reduction in cost of services was $239,000 and $442,000 for the three and nine months ended September 30, 1999, respectively, and the reduction in selling, general and administrative expenses was $599,000 and $1,558,000 for the three and nine months ended September 30, 1999, respectively.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

         The computation of diluted net earnings (loss) per share for the three months ended September 30, 1999 and 1998 includes approximately 60,000 and 354,000 shares of common stock equivalents, respectively. The computation of diluted net earnings per share for the nine months ended September 30, 1999 and 1998 includes approximately 137,000 and 312,000 shares of common stock equivalents, respectively. Options and warrants to purchase approximately 1,423,000 and 47,400 shares of common stock with a weighted average exercise price of $36.65 and $41.72 were outstanding at September 30, 1999 and 1998 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

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

         On May 20, 1999, the Company made a $10.0 million investment in preferred stock of WebMD of Atlanta, Georgia. WebMD offers a comprehensive suite of internet-based services and information for physicians, as well as healthcare information services and online communities for consumers. The investment was recorded using the cost method of accounting.

         In 1998, the Company invested $6.0 million in drkoop.com, an internet start-up company, and recorded its investment at cost. During the quarter ended June 30, 1999, drkoop.com completed its initial public offering, providing a readily determinable fair value of the Company's investment in drkoop.com's stock. The Company's investment is restricted by a lock-up agreement, which expires in December 1999. Further, the Company's investment was issued without registration and its resale is governed by Rule 144 of the Securities and Exchange Commission. Based on drkoop.com's trading volume since its IPO, the Company believes that its entire investment is reasonably expected to qualify for sale prior to September 30, 2000. Therefore, the Company's investment in drkoop.com is subject to the accounting guidelines of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as of September 30, 1999, the Company has recorded its investment at fair value, resulting in a substantial unrealized gain. The Company's belief that its entire investment is reasonably expected to qualify for sale within one year, notwithstanding the Rule 144 limitations, is a significant accounting estimate that if changed, could be material to the consolidated financial statements.

         The Company owns approximately 14% of drkoop.com's outstanding common stock as of September 30, 1999.

NOTE 5 - OTHER COMPREHENSIVE INCOME

         Other comprehensive income includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investment in drkoop.com. Total comprehensive income is summarized as follows:


                                          Three Months                  Nine Months
                                       ended September 30,           ended September 30,
                                       -------------------           -------------------
                                        1999          1998             1999        1998
                                        ----          ----             ----        ----
Net earnings (loss)                 $  (3,008)     $   2,447       $     182    $   6,884
Other comprehensive income
  (loss), net of income tax            (5,497)          -             39,473          -
                                   ------------   ------------    -----------  -----------

Total comprehensive income (loss)   $  (8,505)     $   2,447       $  39,655    $   6,884
                                   ============   ============    ===========  ===========


NOTE 6 - SEGMENT FINANCIAL INFORMATION

         For the third quarter ended September 30, 1999, the Company had three business and reportable segments: healthcare consulting, enterprise-wide communications and e-commerce / systems integration. Prior to July 1, 1999, the Company only reported two segments: healthcare consulting and enterprise-wide communications. As previously disclosed in the Company's second quarter 1999 Form 10-Q, the Company was restructured beginning July 1, 1999 to reflect its new business initiatives in e-commerce / systems integration. The healthcare consulting segment provides information technology, as well as strategic and operations management consulting and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, as well as software and application development solutions. The e-commerce / systems integration segment has a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the health care industry. The e-commerce / systems integration segment assists hospitals, payors, physician networks, internet based healthcare companies, and ancillary healthcare providers in developing and implementing strategic business objectives as they relate to e-commerce / systems integration and the efficient use of the internet in healthcare. The Company evaluates segment performance and allocates resources based on gross profit.

         Information on the Company's operations for the three and nine months ended September 30, 1999 and 1998 is summarized as follows (in thousands:)

                                                           THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                         -----------------------------------        -------------------------------
                                                                 1999               1998                 1999                1998
                                                                 ----               ----                 ----                ----
Revenues:
   Healthcare consulting                                       $ 34,102             $ 28,640            $ 108,147          $ 72,176
   Enterprise-wide communications                                 3,274                4,483               11,404            13,127
   e-commerce / systems integration                                 208                    -                  208                 -
                                                         ==============      ===============        =============    ==============
       Consolidated revenues                                   $ 37,584             $ 33,123            $ 119,759          $ 85,303
                                                         ==============      ===============        =============    ==============

Gross Profit (Loss) and Income Statement
Reconciliation:
   Healthcare consulting                                       $ 12,660             $ 13,832             $ 49,003          $ 35,125
   Enterprise-wide communications                                   624                1,605                3,837             5,677
   e-commerce / systems integration                                (208)                   -                 (208)                -
                                                         ==============      ===============        =============    ==============
       Consolidated gross profit                               $ 13,076             $ 15,437             $ 52,632          $ 40,802
                                                         ==============      ===============        =============    ==============

Unallocated:
   SG&A expenses                                               $ 18,102             $ 12,457             $ 48,652          $ 33,018
   Costs incurred in connection with new business
     initiative                                                       -                    -                4,840                 -
   Other income, principally interest                              (380)              (1,122)              (1,437)           (3,743)
                                                         --------------      ---------------        -------------    --------------
       Sub-total                                                 17,722               11,335               52,055            29,275
                                                         --------------      ---------------        -------------    --------------
       Consolidated earnings (loss) before income taxes        $ (4,646)             $ 4,102                $ 577          $ 11,527
                                                         ==============      ===============        =============    ==============

         During the three and nine months ended September 30, 1999 and 1998, there were no intercompany sales and there was no change in the basis of measurement of group earnings or loss.

         The Company's reportable segments are business units that offer and provide different services through different means. The Company's recruiting, training, information technology, merger and acquisition, accounting, finance and senior management functions are combined into unallocated SG&A expenses.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not anticipate that adoption of SFAS 133 will have a material effect on the consolidated financial statements.

NOTE 8 - SUBSEQUENT EVENT

              On October 19, 1999, the Company made a $5.0 million investment in convertible preferred stock of Neoforma.com of Santa Clara, California. Neoforma.com is a leading provider of business-to-business e-commerce services in the healthcare marketplace. The investment was recorded using the cost method of accounting.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, income, and Year 2000 issues are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including, without limitation, the risk factors identified in the Company's Registration Statement Form S-3 (File No. 333-53339), and Registration Statement on Form S-3 (File No. 333-70337).

         For the third quarter ended September 30, 1999, the Company conducted business in three segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a leading provider of Digital Business TransformationTM services to the healthcare industry. Superior's services assist clients to compete in the information driven economy. Through consulting, outsourcing, systems integration and e-commerce services, Superior provides all segments of the healthcare and other industries with the tools and strategies needed to effectively serve customers and capitalize on e-commerce opportunities. The healthcare consulting segment provides information technology, as well as strategic and operations management consulting and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, as well as software and application development solutions. The e-commerce / systems integration segment, which was established effective July 1, 1999, has a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the health care industry. The e-commerce / systems integration segment assists hospitals, payors, physician networks, internet based healthcare companies, and ancillary healthcare providers in developing and implementing strategic business objectives as they relate to e-commerce / systems integration and the efficient use of the internet in healthcare.

              As of July 1, 1999, the Company was restructured as a result of the new business initiatives into e-commerce and systems integration. As healthcare and other sectors move increasingly to internet and web based technologies and applications, and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities in markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superceding development of the internet and/or the systems integration platforms in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; and increased competition for consultant talent in the e-commerce field increasing the Company's cost of providing services.

         The Company derives substantially all of its revenues from fees for professional services, the majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project by project basis and may vary from the standard guidelines. Billings are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, typically on a monthly fee basis. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. As of September 30, 1999, the Company has increased the number of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of September 30, 1999, the Company has seven significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

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

         The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company foresees this trend continuing as competition for recruiting and retaining skilled consultants intensifies, particularly in the area of e-commerce services. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals, including practice specific and Company wide revenue and earnings targets. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered recently by the impact of the Company's current market price.

         The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company attempts to optimize utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when consultants are not fully utilized. An unanticipated termination of a significant project has and can cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. In addition, the establishment of new practice areas, lines of business, hiring of consultants in peak hiring periods and further geographic expansion have and can from time to time adversely affect utilization. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of the annual employees' meeting have and can result in lower consultant utilization. Variations in consultant utilization result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, administration, including compensation and benefits, outside professional fees, equipment depreciation and amortization of goodwill.

         As of September 30, 1999, the Company recorded its investment in drkoop.com at its then fair value of $73.4 million. The Company has recorded the difference between fair value and cost, net of income tax, as other comprehensive income for the three and nine months ended September 30, 1999.

         During the three months ended September 30, 1999, as compared with the three months ended September 30, 1998, the Company experienced slower revenue growth than anticipated, attributable to a decline in demand for consulting services, coupled with client reluctance to begin large initiatives in the late stages of 1999. The Company has addressed this late 1999 phenomena by reducing cost of services expense by an estimated $1.5 million for the fourth quarter of 1999. Additionally, the Company has trimmed SG&A costs, with anticipated fourth quarter 1999 savings of $275,000. These savings were made with great care to optimize the Company's work force, sustain client relationships and ensure the Company's ability to pursue its growth strategies.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues in the healthcare consulting segment increased by $5.5 million, or 19.1%, to $34.1 million for the three months ended September 30, 1999, as compared to $28.6 million for the three months ended September 30, 1998. The revenue increase was due primarily to continued growth in core lines of business, activity from the Company's acquisitions and revenue realized from the outsourcing contracts consummated after the second quarter of 1998. Revenues in the enterprise-wide communications segment decreased by $1.2 million, or 27.0%, to $3.3 million for the three months ended September 30, 1999, as compared to $4.5 million for the three months ended September 30, 1998. The revenue decrease is attributable to lower consultant utilization for this segment. Revenues from the e-commerce / systems integration segment for the three months ended September 30, 1999 were $0.2 million.

              Cost of Services. Cost of services in the healthcare consulting segment increased by $6.6 million, or 44.6%, to $21.4 million for the three months ended September 30, 1999, as compared to $14.8 million for the three months ended September 30, 1998. The increase was due primarily to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 62.9% for the three months ended September 30, 1999, as compared to 51.7% for the three months ended September 30, 1998. The increase is attributable to lower consultant utilization for this segment. Cost of services in the enterprise-wide communications segment decreased by $0.2 million, or 6.9%, to $2.7 million for the three months ended September 30, 1999, as compared to $2.9 million for the three months ended September 30, 1998. The decrease was due primarily to the transfer of consultants to the e-commerce / systems integration line of business. Cost of services as a percentage of revenue for this segment increased to 80.9% for the three months ended September 30, 1999, as compared to 64.2% for the three months ended September 30, 1998. The increase is attributable to lower consultant utilization in this segment. Cost of services in the e-commerce / systems integration segment were $0.4 million for the three months ended September 30, 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.6 million, or 45.3%, to $18.1 million for the three months ended September 30, 1999, as compared to $12.5 million for the three months ended September 30, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing, outside professional fees, costs associated with investment and acquisition activities, continuing education, and training expenses relating to the new lines of business. Selling, general and administrative expenses as a percentage of revenues increased to 48.2% from 37.6%. The increase was due to the launch of new lines of business, higher recruiting, marketing and outside professional fee expenses, as well as a lower revenue base than anticipated.

         Other income and expense. Other income was $0.4 million for the three months ended September 30, 1999, as compared to $1.1 million of other income for the three months ended September 30, 1998. The change was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of September 30, 1999, in comparison to September 30, 1998, due primarily to acquisitions, equity investments and additions to property and equipment.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues in the healthcare consulting segment increased by $36.0 million, or 49.8%, to $108.1 million for the nine months ended September 30, 1999, as compared to $72.1 million for the nine months ended September 30, 1998. The revenue increase was due primarily to continued growth in core lines of business, activity from the Company's acquisitions and revenue realized from the outsourcing contracts consummated after the second quarter of 1998. Revenues in the enterprise-wide communications segment decreased by $1.7 million, or 13.1%, to $11.4 million for the nine months ended September 30, 1999, as compared to $13.1 million for the nine months ended September 30, 1998. The revenue decrease is attributable to lower consultant utilization for this segment. Revenues from the e-commerce / systems integration segment for the nine months ended September 30, 1999 were $0.2 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

         Cost of Services. Cost of services in the healthcare consulting segment increased by $22.0 million, or 59.3%, to $59.1 million for the nine months ended September 30, 1999, as compared to $37.1 million for the nine months ended September 30, 1998. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 54.7% for the nine months ended September 30, 1999, as compared to 51.3% for the nine months ended September 30, 1998. The increase is attributable to lower consultant utilization for this segment. Cost of services in the enterprise-wide communications segment increased by $0.1 million, or 1.6%, to $7.6 million for the nine months ended September 30, 1999, as compared to $7.5 million for the nine months ended September 30, 1998. Cost of services as a percentage of revenue for this segment increased to 66.4% for the nine months ended September 30, 1999, as compared to 56.8% for the nine months ended September 30, 1998. The increase is attributable to lower consultant utilization in this segment. Cost of services in the e-commerce / systems integration segment were $0.4 million for the three months ended September 30, 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.6 million, or 47.3%, to $48.7 million for the nine months ended September 30, 1999, as compared to $33.1 million for the nine months ended September 30, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing, outside professional fees, costs associated with investment and acquisition activities, continuing education, and training expenses relating to the new lines of business. Selling, general and administrative expenses as a percentage of revenues increased to 40.6% from 38.7%. The increase was due to the launch of new lines of business, higher recruiting, marketing and outside professional fee expenses, as well as a lower revenue base than anticipated.

         Costs incurred in connection with new business initiatives. The Company incurred approximately $4.8 million of costs in connection with the start-up of new business initiatives, of which approximately $4.4 million were non-cash charges. (See Note 2 of the condensed consolidated financial statements of this report)

         Other income and expense. Other income was $1.4 million for the nine months ended September 30, 1999, as compared to $3.7 million of other income for the nine months ended September 30, 1998. The change was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of September 30, 1999, in comparison to September 30, 1998, due primarily to acquisitions, equity investments and additions to property and equipment.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been and will be to fund its acquisitions, equity investments, equipment purchases and e-commerce and systems integration initiatives. The Company believes that its current cash and cash equivalents, marketable securities, cash generated from operations, plus available credit under its bank credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.

         At September 30, 1999, the Company had cash and cash equivalents of $31.1 million and working capital of $71.5 million, as compared with working capital of $84.1 million at December 31, 1998. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions total approximately $12.9 million ($2.7 million in cash and $10.2 million in common stock) payable over the next three years.

         The Company has an unsecured line of credit arrangement at Comerica Bank N.A. of $3.0 million, which bears interest at the prime rate of 8.25% as of September 30, 1999. In November 1999, the Company increased its line of credit to $25.0 million, bearing interest at 0.25% to 0.50% below the bank's prime rate. As of September 30, 1999, and at the time the line of credit was modified, the Company had no amounts outstanding under either agreement.

         During the third quarter ended September 30, 1999, The Company used $2.3 million to acquire 85,000 shares of common stock for treasury, at an average price per share of $26.71, under the Company's stock repurchase program announced in July 1999. The Company has remaining Board authorization to purchase up to 915,000 additional shares.

         Net cash provided by operations was $5.7 million for the nine months ended September 30, 1999 as compared to cash used in operations of $4.3 million for the nine months ended September 30, 1998. The increase in cash provided by operations is primarily due to an increase in non-cash expenses and deferred revenue, partially offset by increases in accounts receivable and prepaid expenses.

         Net cash of $25.2 million used in investing activities during the nine months ended September 30, 1999 consists of the business acquisition, the equity investment in WebMD, an investment in a marketable debt security, additions to property and equipment and additional payments made relating to prior acquisitions as required by the applicable purchase agreements.

         Net cash used in financing activities was $0.9 million during the nine months ended September 30, 1999 as compared to cash provided by financing activities of $0.2 million for the nine months ended September 30, 1998. The increase in cash used in financing activities is primarily due to the repurchase of common stock, partially offset by the exercise of stock options.


         On May 20, 1999, the Company made a $10.0 million investment in preferred stock of WebMD of Atlanta, Georgia. WebMD offers a comprehensive suite of internet-based services and information for physicians, as well as healthcare information services and online communities for consumers. The investment was recorded using the cost method of accounting.

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

Readiness

         The Company has completed the Y2K remediation (including testing and production) of all mission critical systems with the limited exception noted in the following paragraph. The Company considers a system mission-critical if its failure would have a material adverse effect on the Company's operations.

         Some remediation work was deferred until the fourth quarter of calendar year 1999 at two mission critical satellite offices as a result of anticipated office relocations, construction and/or renovations. The Company anticipates completing all mission-critical remediation activities at those two offices during the fourth quarter. The Company has also established contingency plans to allow all mission critical functions to continue even if the remediation activities at those satellite offices are not completed by year end.

         The Company's principal mission-critical IT systems are its accounting and human resources systems, both of which are third-party software applications. The human resources software was assessed, remediated and tested by the software vendor. The accounting software was upgraded to the vendor-developed Y2K compliant upgrade. Both the accounting and human resources systems tested compliant.

         The Company has sought information and assurances from its material third-party vendors and suppliers regarding their Y2K readiness. The Company intends to continuously evaluate its vendor and supplier relationships and has developed contingency plans to mitigate the negative effects on the Company from the Y2K problems of its suppliers and vendors.

Cost


         The Company estimates the cost of its Y2K remediation efforts as follows:

                              EXPENDITURE            TO DATE           FUTURE            TOTAL
                           ----------------         ----------       -----------      -----------
                           Internal Cost.....      $   744,000       $   57,000      $   801,000
                           External Cost.....          409,000          184,000          593,000
                                                   -----------       ----------      -----------
                           Total............       $ 1,153,000       $  241,000      $ 1,394,000
                                                   ===========       ==========      ===========

         Internal costs reflect the estimated cost of the time of Company employees devoted to Y2K remediation. External Costs reflect all other costs, including non-employee labor, capital expenditures, and other costs. Approximately $361,000 of external costs is expected to be capitalizable. The "to-date" expenditures were incurred through September 30, 1999. The cost of senior management time devoted to monitoring and managing the Company's Y2K remediation efforts is not included in the above estimates.

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

         The Company has been and probably will be affected by clients' reluctance to begin large initiatives in late 1999, due to clients' focus on minimizing their own Y2K risks. This reluctance could have a material adverse effect on the Company.

         The Company will be at risk from external infrastructure failures, including electrical power, telephone, and transportation, among others. Investigation and assessment of infrastructures is beyond the scope and resources of the Company. Among the risks arising from these sources are the Company's inability to conduct business in its offices or at client sites that lose electrical power or experience failure of elevator, security, HVAC or other building systems; down time for billable personnel who are unable to travel to or from engagement locations if transportation providers cannot provide service; and major disruptions to Company business if telephone or cellular communication is unavailable.

Contingency Plans

         The Company has developed, and continues to assess and revise contingency plans on an ongoing basis throughout 1999 in an effort to mitigate the negative effect of any internal or external Y2K failure. The Company cannot assure that any contingency plans will prevent internal or external Y2K failures from having a material adverse effect on the Company.

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

    - the risk that clients may delay or cancel purchasing services from the Company because financial, technical, management or other resources of the clients are directed to their own Y2K remediation or Y2K problems.; and

    - the effect of general economic conditions on the willingness of third parties to make the expenditures necessary to address Y2K problems which may affect the Company.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

         The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On October 19, 1999, the Company made a $5.0 million investment in convertible preferred stock of Neoforma.com of Santa Clara, California. Neoforma.com is a leading provider of business-to-business e-commerce services in the healthcare marketplace. The investment was recorded using the cost method of accounting.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         NONE

         27* Financial Data Schedule for the Third Quarter Ended September 30, 1999

(b)      Form 8-K

         NONE
------------------------

*        Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Superior Consultant Holdings Corporation


Date: November 15, 1999            By: Richard D. Helppie
-----------------------            ----------------------
                                   Chairman, Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 15, 1999            By: James T. House
-----------------------            ------------------
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule