Form 10-K
period 1999-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2000-03-30
CIK 1020999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K
                                 ---------------

(MARK ONE)
[X]
                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999, OR

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
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 27, 2000 was $109,110,690.

    At March 27, 2000, 10,427,762 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement for the annual meeting of stockholders, to be held in June 2000, expected to be filed with the Commission not later than April 21, 2000, is incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1. BUSINESS

SUMMARY

    Superior Consultant Holdings Corporation (the "Company") is a leading provider of Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides healthcare enterprises with comprehensive end-to-end technology solutions that incorporate brand management, business to business (B2B) and business to consumer (B2C) e-commerce, as well as multi-disciplinary e-health business solutions. The Company conducts its business in three segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior").

    Throughout most of 1999, Superior was organized in the three business segments of healthcare consulting, enterprise-wide communications, and e-commerce / systems integration. The healthcare consulting segment provides information technology, as well as strategic and operations management consulting and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup consulting, as well as software and application development solutions. The e-commerce / systems integration segment, established effective July 1, 1999, has a national focus on promoting the use of the Internet and other electronic information exchange to address the opportunities and challenges of the healthcare industry. The e-commerce / systems integration segment assists hospitals, payers, physician networks, Internet-based healthcare companies, and ancillary healthcare providers in developing and implementing strategic business objectives as they relate to e-commerce / systems integration and the efficient use of the Internet in healthcare.

    The term "Company" as used herein refers collectively to the Company together with its principal operating subsidiary, Superior.

    The Company serves clients across a broad cross-section of the healthcare industry. From January 1, 1998 through December 31, 1999, the Company provided services to over 1,100 healthcare clients on over 3,700 engagements. The Company believes that its long-term relationships, in-depth knowledge of its clients' needs, strategic partnerships, and its continually expanding range of service offerings endow the Company with significant advantages over its competitors in marketing additional services and winning new engagements. The Company's goal is to be the preferred, if not sole, provider of a broad range of solutions for each of its clients. Because of these assets, the Company is uniquely positioned to help healthcare providers bridge traditional services to the new digital environment, and capitalize on the inherent market, care delivery, and efficiency benefits.

INDUSTRY BACKGROUND

General

    The United States healthcare industry continues to undergo rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation and are expected to exceed $1.3 trillion in 2000, according to a Health Care Financing Administration ("HCFA") report on the healthcare industry. The Company believes that the effects of the Balanced Budget Act ("BBA"), the Health Insurance Portability and Accountability Act ("HIPAA"), slowed growth of Medicare payments, the aging of the U.S. population, and the growing acceptance of the Internet spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry. With Y2K initiatives complete, health systems can now focus on harnessing technology to adapt to these changes. The growth and acceptance of the Internet present an important avenue for healthcare providers to pursue solutions in the changing healthcare marketplace. Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, pursue Internet-related strategic initiatives, comply with increasing government regulations, and cope with the financial realities of managed care. Applying Internet technology to the care process, as well as the components of healthcare delivery, will enable organizations to reduce costs through supply chain and clinical efficiencies, enhance communications with patients, payers, and other constituencies, improve care, and streamline activities such as claims processing and eligibility verification.

         Transformation to the new digital economy is necessary to combat the cost-containment pressures from BBA, and to meet the strict privacy/standards mandates of HIPAA and related regulations that will affect every segment of the industry as they unfold. With all these pressures, hospitals, health systems, and providers have to become more efficient in this new economy.

Information Technology and E-health

    E-health solution spending is driven by healthcare providers' desire to leverage the strategic opportunities presented by the Internet. The increased demand for tools to collect, analyze and interpret clinical, operational and financial information rapidly, flexibly, and in a technological framework that supports today's diverse healthcare environment and takes advantage of the Internet is intensifying the reliance of the healthcare industry on IT and Internet and web-based (e-health) solutions. As a result, the healthcare industry is rapidly increasing its spending for IT and e-health solutions. Healthcare IT spending is being driven not only by the heightened need for better management information systems, but also continued price-performance improvements in hardware and software, the ability to develop increasingly user-friendly software applications and the emergence of better application development tools without additional capital expenditures.

    The healthcare IT environment has grown increasingly complex, costly and burdensome as a result of the challenges of deploying new technology, maintaining older systems, and meeting staffing requirements in a market with an insufficient pool of qualified IT professionals. The growing emphasis on e-health only accentuates this trend. As e-commerce opportunities arise, the healthcare industry seeks expertise in developing and implementing e-health strategies. At the same time, external economic factors have forced organizations to focus on their primary competencies and trim work forces. The Company believes that healthcare participants will continue to turn to outside consultants, external management of internal information systems, application support and full outsourcing arrangements with technology leaders as a means of coping with the financial and technical demands of information systems management and Internet integration. The Company believes this dynamic is also occurring across other industries as organizations look to external management and outsourcing of their information systems and Internet-related initiatives in order to remain focused on their primary businesses, and avoid further capital outlay.

Consulting

    The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities, many of which are unfamiliar to an industry that had long operated under a non-aligned, third party pay environment. In response, healthcare participants are formulating and implementing new strategies and tactics, including developing e-commerce abilities and setting their e-health strategy, redesigning business processes and workflows, acquiring better technology, integrating legacy systems with the Internet, and adopting or remodeling customer service and marketing programs. The Company believes that healthcare participants will continue to turn to outside consultants to assist in this vast array of processes for several reasons: the pace of change is eclipsing their own internal resources and capacity to identify, evaluate and implement the full range of options; consultants enable healthcare participants to develop better solutions in shorter time frames; and purchasing consulting expertise can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

    In 1999, the healthcare consulting industry was highly fragmented and consisted primarily of: (i) larger systems integration firms and Internet consulting firms, including the consulting divisions of the national accounting firms, which have no particular healthcare focus or offer healthcare consulting as one of their specialty areas; (ii) healthcare information systems vendors that focus on services relating to the software solutions they offer; (iii) healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and (iv) large general management consulting firms that do not specialize in healthcare consulting and/or offer systems implementation. Increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which (i) are able to marshal the necessary expertise and resources to offer comprehensive skill sets to clients; (ii) have the vision, strength and consistency to advise clients along the entire service continuum (from strategy to selection to implementation to operation); (iii) offer the flexibility to meet the challenges of the rapidly changing healthcare, e-commerce and IT environment; and (iv) have the ability to recruit, retain, educate and deploy a diverse, experienced set of personnel.

THE SUPERIOR SOLUTION

    Superior specializes in Digital Business Transformation(TM) services that enable clients to thrive in the information-driven economy. Superior uses its intellectual capital, in-depth institutional knowledge of healthcare delivery systems, expertise in e-commerce and information technology, strategic relationships with digital market leaders, and nationally deployed group of experienced colleagues to help clients plan and execute their business strategies. Superior offers its clients a continuum of solutions, including: strategic and e-health planning, operations management consulting, information systems, implementation and integration, interim management, application support and outsourcing. For each client and engagement, Superior structures a project team that understands the impact of the changing healthcare environment on that particular client and can address the management, operational and technical ramifications of change and improvement. In structuring an engagement, Superior does not impose any preordained program on its clients. Rather, utilizing the professional judgment derived from their years of experience, Superior's consultants work in concert with each client to develop custom-tailored solutions. As each client relationship evolves, Superior's professionals add their experiences to Superior's proprietary databases to accumulate a detailed and intimate understanding of each client and its specific needs. Superior's nationally deployed professionals are aided by instant access, via the Company's proprietary information and communication system, to its knowledge and client resource databases, and to collaboration with colleagues. This unified team approach helps to ensure high quality, consistent and geographically seamless client service.

    Through its e-commerce / systems integration segment, Superior has a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the healthcare industry. Through its healthcare consulting segment, Superior provides information technology, as well as strategic and operations management consulting and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. Through its enterprise-wide communications segment, Superior assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup consulting, as well as software and application development solutions. Superior also provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies. This enables Superior to help its clients take advantage of the opportunities presented by technologies such as the Internet and intranets, local and wide area communication networks, network medicine and document imaging solutions.

    To assist its clients in achieving the optimal strategic, operational, e-health, and/or IT solutions for their business needs, Superior draws upon its expertise with the products of a vast array of vendors. Through this in-depth product knowledge, Superior is able to fully assess the advantages and disadvantages of each particular strategic, operational, e-health, and/or IT solution. Additionally, through alliances and partnerships, Superior is able to bring an aggregation of products and services packaged to suit client needs.

    In 1999, the Company opened its first Solution Center, developed as part of the Company's enterprise alliance relationship with Microsoft, to provide clients with education, demonstrations and hands-on experience with advanced technologies. The Solution Center provides a collaborative environment where Superior's clients can work alongside Superior's consultants, utilizing all of Superior's consulting, systems integration, e-health, application support and outsourcing expertise to develop components or entire frameworks for managerial and technical solutions to the challenges facing healthcare organizations. Providing value both from a business and a technical perspective, the Solution Center also includes an executive briefing center where clients can learn about technology trends in healthcare and develop strategies to implement emerging solutions in their organizations.

SERVICES

    Superior offers its clients comprehensive healthcare consulting services, from visioning, to strategy, to selection of appropriate solutions, to implementation, ongoing management and outsourcing. Through its consulting, systems integration, outsourcing, and e-health services, Superior provides all segments of the healthcare industry with the tools and strategies they need to effectively serve customers and capitalize on e-commerce opportunities. Superior offers custom-tailored solutions based on an assessment of each client's needs. Superior offers services in the following broadly defined categories:

    E-Commerce Consulting. Superior's expertise in healthcare and e-commerce enables it to provide strategy formation, planning, business consulting, and technology implementation services to traditional healthcare providers seeking to mine the advantages of the Internet. The Internet offers healthcare providers the opportunity to achieve supply chain and customer relationship management (CRM) efficiencies and develop new technologies and techniques for healthcare delivery such as network medicine. Superior also assists emerging Internet healthcare companies in need of business plan development and architecture design.

    Information Technology Consulting. Superior provides high quality services in developing long-term IT strategy; systems implementation, integration and management; and contract negotiation. Superior's consultants have a wide variety of skills, the majority with concentrated capabilities in IT, combined with process and business operations experience. This expertise is derived from a combination of work for Superior clients as well as experience gained prior to joining Superior and includes evaluation, implementation, operational or other experience with one or more established and emerging healthcare information systems or technologies offered by a vast array of information system vendors.

    Management Consulting. Superior's management consulting services include strategy development and business planning, operations and financial performance services, facility planning, health information management and imaging, and post-acute services. Superior offers its clients RAPIDS(TM) (Resource Allocation Planning for Innovative Delivery Systems), a service that is a logical starting point for clients pursuing e-health initiatives by developing a strategic foundation on which to build their digitally driven enterprises. RAPIDS(TM) helps healthcare systems reallocate scarce resources to improve their bottom lines by evaluating the balance between quality of care, customer service, provider productivity, ongoing operational efficiency, and initial and long-term capital costs.

    Information Technology Outsourcing. Superior's flexible Capitated Consulting(TM) program enables healthcare providers to simplify their management agenda, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. Superior's outsourcing program offers the client an array of services, functions, and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

    Operations Consulting. Superior provides business process workflow and operations improvement as methods to help clients eliminate organizational redundancy, reduce cost and implement changes in the areas of patient care, post-acute care, administrative services, clinical resource allocation, quality management, finance, physician support and nursing. Superior can provide executive and staff education, interim management and operational assistance.

    In order to offer its clients a depth of proficiency and experience, Superior organizes its services by its 31 national practice areas that work together synergistically to serve its clients, many of whom have consulting needs in multiple areas. The national practice areas operate in conjunction with Superior's client service executives who coordinate how Superior's specialty areas can work together to achieve optimal productivity and cost effectiveness. Superior has developed methodologies for delivering these skills in a consistent, coordinated manner through: (i) full project teams, (ii) joint client-consultant or joint vendor-consultant project teams, (iii) selected individual expertise, or (iv) as part of a seminar or workshop.

    Set forth below is a list of the healthcare consulting services and skills offered by the Company:

                       CATEGORY                    DESCRIPTION OF SERVICES
               --------------------------    -----------------------------------
               Information Technology
               Consulting                    - Strategic information system
                                               planning, budgeting, development
                                               and implementation
                                             - Systems and departmental audits
                                               and assessments
                                             - Interim management and facilities
                                               management
                                             - Data warehousing and Data Mart
                                             - Remote network administration
                                             - Executive Planning Systems (EPS)
                                             - Executive and technical education
                                               and end user training
                                             - Legacy system maximization
                                             - Vendor selection and negotiation
                                             - Applications testing and quality
                                               assurance
                                             - System implementation and
                                               integration, including products
                                               of SMS, Cerner, McKessonHBOC,
                                               MEDITECH and others
                                             - Network and client-server
                                               planning and design
                                             - Imaging system feasibility
                                               studies, design and
                                               implementation

               E-Health Consulting           - E-commerce strategy development
                                               and implementation
                                             - Business and transformation plan
                                               development
                                             - Executive education
                                             - E-commerce transformation
                                               services
                                             - Internet architecture design
                                             - HIPAA compliance
                                             - Network Medicine
                                             - Value chain management
                                             - Customer relationship management
                                             - Business application development
                                             - Application hosting and support

               Strategic and Operations
               Management Consulting         - Case management program
                                               development and implementation
                                             - Strategic and tactical planning
                                             - HIPAA strategy and planning
                                             - Collaboration strategies,
                                               mergers, acquisitions and
                                               affiliations
                                             - Executive and departmental
                                               interim management
                                             - Operational and executive
                                               assessment
                                             - Reengineering and business
                                               process improvement and redesign
                                             - Project management
                                             - State and local comparative data
                                               analysis/benchmarking
                                             - Decision Support and Executive
                                               Information Systems (DSS/EIS)
                                             - Computerized patient record (CPR)
                                               planning and implementation
                                             - Productivity and quality
                                               improvement
                                             - Payer and customer surveys and
                                               profiles
                                             - Market and competitive landscape
                                               research and analysis
                                             - Facility planning and programming
                                             - Post-acute care services
                                             - Clinical resource allocation
                                             - Clinical program planning
                                             - Market and financial feasibility
                                               assessment
                                             - Cardiology services
                                             - Disease management

               Outsourcing                   - IT planning, budgeting and
                                               management
                                             - Operations and management
                                               staffing and resources
                                             - Project management
                                             - Applications implementation
                                             - Data center operations
                                             - Network monitoring and
                                               maintenance
                                             - Application service provider

               Integrated Delivery
               Network
                (IDN) Consulting             - IDN planning and development
                                             - Managed care seminars
                                             - Network formation planning
                                             - Market analysis and business
                                               planning
                                             - Managed care contracting
                                               strategies
                                             - Insurance company partner
                                               selection
                                             - Community health information
                                               network planning and development
                                             - Capitation and risk contracting
                                             - Base management/utilization
                                               management

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

               Health Information
               Management Consulting         - Medical Records Department
                                               review/utilization review
                                             - Health information network
                                               planning and development
                                             - Clinical data repositories/
                                               longitudinal patient records
                                             - Interim management
                                             - Coding and grouping

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

               Physician Services            - Primary care network development
                                             - Medical staff strategic planning
                                             - Multi-specialty group practice
                                               formation
                                             - PHO restructuring
                                             - MSO development and improvement
                                             - IPA development/restructure
                                             - Physician practice merger and
                                               acquisition
                                             - Financial modeling, budgeting and
                                               financial performance improvement
                                             - Practice valuations and
                                               appraisals improvement
                                             - Managed care and market research
                                             - Proprietary health plan
                                               development



DEVELOPMENTS IN 1999

In pursuit of its growth strategies, in 1999 Superior entered into outsourcing and management contracts, acquired the assets of a consulting group, entered into several strategic alliances and made substantial equity investments in two companies.

- In January 1999, Superior signed a five-year outsourcing agreement with Eisenhower Medical Center. Under this agreement, Superior assumed responsibility for information systems management and leadership in the areas of planning and strategy; financial management; applications support; computer operations; PC and desktop support; network management; help desk; and project services.

- In January 1999, Superior acquired assets of the Integration Services Group ("ISG") of Healthdyne Information Enterprises. ISG provides strategic, tactical and technical consulting expertise to solve practical problems for healthcare organizations. The purchase price was approximately $2.2 million in cash and is being recorded using the purchase method of accounting.

- In May 1999, Superior entered into a strategic alliance with Microsoft Corp. to accelerate the adoption of line-of-business health-care solutions, including e-commerce, data warehousing, enterprise resource planning (ERP) and enterprise infrastructure solutions based on the Microsoft(R) platform. As part of Superior's Microsoft enterprise alliance relationship, in December 1999 Superior opened a Solution Center in Alpharetta, Georgia, which provides Superior's clients with education, demonstration and hands-on experience with advanced technologies.

- In May 1999, Superior entered into a relationship with WebMD, Inc., a leading healthcare portal and a provider of Web-based solutions for healthcare professionals and consumers. Superior also made a strategic investment of $10 million in convertible preferred stock of WebMD. The investment was initially recorded using the cost method of accounting. In November 1999, Superior's investment was converted into common stock of Healtheon/WebMD Corporation as a result of the merger of WebMD, Inc. and Healtheon Corporation. Therefore, Superior's investment in Healtheon/WebMD is reflected at fair value at December 31, 1999.

- In November 1999, Superior signed a three-year strategic agreement with Neoforma.com, a leading provider of business-to-business e-commerce services in the healthcare marketplace. Under this agreement, Neoforma.com and Superior collaborate to bring Internet-based supply chain management and medical product procurement solutions to healthcare clients. Superior also made an investment of $5.0 million in convertible preferred stock of Neoforma.com. The investment was recorded using the cost method of accounting. In January 2000, Superior's investment was converted into Common Stock of Neoforma.com, Inc. in connection with Neoforma.com's initial public offering.

- In November 1999, Superior entered into an agreement with OrganicNet, Inc., which changed its name in January 2000 to Velocity.com, Inc., provider of Internet-enabled software solutions for clinical management, under which Superior is designated as Velocity.com's exclusive international provider of healthcare consulting and business integration services to its clients. Superior assists clients as they deploy Velocity.com's clinical management applications.

- In December 1999, Superior entered into a strategic alliance with Rockwell Electronic Commerce to provide call center technology and customer relationship management (CRM) solutions to the rapidly growing U.S. healthcare customer contact marketplace. Under the agreement, Superior provides consulting and integration services on select healthcare related Rockwell EC technology implementations, including facility design or enhancement, network upgrades, "back-end" applications integration, and other information technology consulting and support elements. The agreement also spans vertical market application development, product integration and training.

Since the beginning of 2000, Superior has entered into a three-year strategic agreement with VidiMedix Corporation, provider of telemedicine systems that assist physicians in the delivery of quality medical care and patient education. Under the agreement, Superior provides Digital Business Transformation(TM), Internet development, implementation and support services to VidiMedix clients. Also, Superior signed a four-year information system outsourcing agreement with Garden City Hospital in Garden City, Michigan. Under the agreement, Superior assumes responsibility for information system management and leadership in the areas of planning and strategy, health programs and application development, financial management, applications support, computer operations, PC and desktop support, network management, help desk and project services.

EMPLOYEES

    The Company believes that one of its key strengths lies in its ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare, e-commerce and/or information technology. The Company's consultants are highly experienced, and many have established their credentials as healthcare executives and senior management of healthcare entities, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors, and information management and information systems technical personnel. As of December 31, 1999, the Company employed over 1,425 employees, 1,133 of whom were consultants.

    The Company believes it has a unique corporate culture built upon open communication across geographic regions and practice areas fostered by the Company's proprietary information and communications system (the "electronic hallway"), and a motivational and interactive work environment that features extensive professional development opportunities and productivity incentives. Through the establishment of its Superior Institute, the Company's education and training encompasses multiple approaches to professional development. As part of this effort, the Company provides training curricula in new trends in healthcare, information technology, business management and worklife topics. Each consultant may choose from a variety of managerial, technical and personal courses which are designed to provide sound fundamental principles for each subject. Many of the courses have advanced editions. These education offerings are delivered through multiple settings including: distance learning, self-study, group classroom, individual mentorship and case study.

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

    The Company furthers its business development efforts through its reputation in the marketplace, the personal contacts and networking of the Company's professionals, direct industry marketing programs, trade shows, the Company's Internet web site (www.superiorconsultant.com), and the industry presence maintained by Company professionals to enhance its business development efforts. The Company's marketing profile within the healthcare industry is enhanced by its employees' speaking engagements and publications on topics affecting healthcare. The Company's views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. The Company's healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences internationally.

    The Company operates its healthcare consulting business through a combination of its national presence, regional relationships and its 31 national practice areas. Each national practice area offers a selected variety of the Company's healthcare consulting services and often two or more of these areas work synergistically to provide solutions to clients. Each area is managed by a national practice area leader who is responsible for achieving performance based goals for the specific area and is responsible for its growth. As the Company adds to its services through internal growth and acquisition, it will evaluate adding new practice areas or augmenting the services of its existing national practice areas. The Company actively markets the subject-matter expertise of its national practice areas through the focus of its strategic services groups. Each strategic services group is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing relationships with specific client organizations. The Company then combines the expertise of its national practice areas to form solutions that are responsive to local conditions and of value to specific clients.

    The Company provides a compensation system designed to foster an active focus at all levels within the organization on growth and business development from a company-wide perspective. Management earns incentive compensation on a quarterly and/or annual basis based on group and company-wide performance goals.

COMPETITION

    The market for the Company's services is highly fragmented, highly competitive and is subject to rapid change. The Company believes that it currently competes principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms, Internet consulting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of the Company's competitors have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as the Company, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce the Company's implementation work for those systems. There are relatively low barriers to entry into the Company's markets, and the Company has faced and expects to continue to face additional competition from new entrants into its markets. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors, whose relative strengths are impossible to predict. The Company also competes with its clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

    The Company's success is in part dependent upon its proprietary internal information and communications systems, databases, tools and the methods and procedures that it has developed specifically to serve its clients. In addition, The Company has and will continue to develop proprietary groupware tools and applications. Through acquisitions, the Company has acquired numerous development tools and methodologies. The Company has no patents; consequently, it relies on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect its proprietary systems, information, and procedures. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of such rights or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its proprietary rights. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

    Richard D. Helppie, Jr., age 44, has served as Chief Executive Officer and Chairman, and as a Director, of the Company since its inception. Prior to January 1999, Mr. Helppie also served as President of the Company. Mr. Helppie has served as Superior's President and Chief Executive Officer since he founded Superior in May 1984. Mr. Helppie has more than 25 years of experience in the healthcare and information systems industries.

    Charles O. Bracken, age 50, currently serves as Vice Chairman and Executive Vice President, and is a Director, of the Company. Mr. Bracken joined Superior in March 1987 and has from that time served as Executive Vice President of Superior. Mr. Bracken has more than 28 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as vice president of marketing of a healthcare software firm, preceded by 10 years of related experience in healthcare information systems management including positions as Chief Information Officer for single and multi-hospital corporations.

    Robert R. Tashiro, age 44, currently serves as President and Chief Operating Officer of the Company. Prior to January 1999, Mr. Tashiro served as a Senior Vice President and Chief Operating Officer of the Company. Mr. Tashiro joined Superior in 1985 as a Systems Consultant, was appointed Vice President in 1990, Senior Vice President in 1992 and Chief Operating Officer in June 1996. Mr. Tashiro has more than 20 years of experience in the information systems industry and more than 15 years of experience in the healthcare industry.

    James T. House, age 38, joined Superior in 1988 as its Controller. Since that time, he has held various positions with the Company and Superior and became Vice President in January 1995 and is currently the Vice President and Chief Financial Officer of Superior and the Company.

ITEM 2. PROPERTIES

    The Company's headquarters is located in approximately 35,000 square feet of leased office space in Southfield, Michigan. Superior also leases an aggregate of approximately 153,000 square feet of additional office space in Alpharetta, Georgia; Atlanta, Georgia; Plano, Texas; San Diego, California; Woodland Hills, California; Ann Arbor, Michigan; Chicago, Illinois; Houston, Texas; New York, New York; San Francisco, California; Nashville, Tennessee; Kansas City, Missouri; Burlington, Massachusetts; Wallingford, Connecticut; Cheshire, Connecticut; Englewood, Colorado; Beaverton, Oregon; Minneapolis, Minnesota; and Pittsburgh, Pennsylvania. The Company has also purchased an approximately 6,200 square foot building in Safety Harbor, Florida, for use as an office and training facility and a 24,000 square foot building in Southfield, Michigan, for use as office space. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased or acquired to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not now a party to, and is not aware of, any pending or threatened litigation that would have a material adverse effect on the Company and its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's 1999 Annual Meeting in May 1999, the stockholders of the Company approved an amendment to the Company's Long-Term Incentive Plan to increase the aggregate number of shares that may be issued under the Plan from 2,400,000 Shares to 4,000,000 Shares and to approve the Long-Term Incentive Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. Such amendment was approved by the holders of greater than a majority of the Company's then outstanding Common Stock.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is traded on the Nasdaq National Market under the symbol SUPC. The following table shows high and low closing prices as reported by Nasdaq for the fiscal years 1998 and 1999.

                   FISCAL 1998
                      First Quarter        38.750     27.750
                      Second Quarter       45.500     33.500
                      Third Quarter        47.000     30.563
                      Fourth Quarter       43.500     33.688
                   FISCAL 1999
                      First Quarter        47.250     26.188
                      Second Quarter       39.500     21.625
                      Third Quarter        29.750     11.063
                      Fourth Quarter       16.188     10.625

    At March 27, 2000, there were approximately 123 stockholders of record.

    The Company has not paid cash dividends to the holders of its Common Stock. It is the Company's present intention to retain earnings for use in the growth of the Company's business. Accordingly, the Company does not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following historical financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company as reported by Grant Thornton LLP, independent certified public accountants. This information is qualified in its entirety by reference to the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    ------------------------
                                                                                           PRO FORMA
                                                               1995        1996       1996 (1)    1997 (2)    1998 (2)    1999 (2)
                                                               ----        ----       --------    --------    --------    --------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues                                                    $  42,494   $  51,835    $  51,835   $  76,895   $ 124,746   $ 149,349
Cost of services                                               19,730      25,524       25,524      39,260      65,026      91,714
Selling, general and administrative
  expenses                                                     18,422      21,891       21,891      30,378      47,425      64,590
Costs incurred in connection with new business initiative           -           -            -           -           -       4,840
Executive compensation expense (3)                              3,730       4,579        1,060         858         908       1,007
                                                            ---------   ---------    ---------   ---------   ---------   ---------
Earnings (loss) from operations                                   612        (159)       3,360       6,399      11,387     (12,802)
Interest and other (expense) income                              (113)         84           84       2,728       4,572       1,874
Costs incurred in connection with mergers                           -           -            -        (917)          -           -
                                                            ---------   ---------    ---------   ---------   ---------   ---------
Earnings (loss) before income taxes (benefit)
  and extraordinary item                                          499         (75)       3,444       8,210      15,959     (10,928)
Provision for income taxes (benefit)                              185         689        1,364       3,625       6,331      (3,967)
                                                            ---------   ---------    ---------   ---------   ---------   ---------
Earnings (loss) before extraordinary item                         314        (764)       2,080       4,585       9,628      (6,961)
Extraordinary gain on early extinguishment of
  debt, net of income taxes                                         -         231          231           -           -           -
                                                            ---------   ---------    ---------   ---------   ---------   ---------
Net earnings (loss)                                         $     314   ($    533)   $   2,311   $   4,585   $   9,628   ($  6,961)
                                                            =========   =========    =========   =========   =========   =========


Net earnings (loss) per share - basic                       $    0.06   $   (0.09)   $    0.38   $    0.54   $    0.94   $   (0.67)

Net earnings (loss) per share - diluted                     $    0.06   $   (0.09)   $    0.38   $    0.53   $    0.91   $   (0.67)

Shares used in calculating net
  earnings (loss) per share - basic                             5,138       6,014        6,014       8,519      10,266      10,340

Shares used in calculating net
  earnings (loss) per share - diluted                           5,162       6,014        6,080       8,670      10,580      10,340



                                                                          YEARS ENDED DECEMBER 31,
BALANCE SHEET DATA:                                         1995        1996        1997       1998        1999
                                                            ----        ----        ----       ----        ----
Working capital                                             $ 1,273     $39,962     $ 97,632   $ 78,445    $ 61,811
Total assets                                                 12,606      55,324      119,401    133,726     186,597
Total debt                                                    2,110       2,448          189         61           -
Total stockholders' equity                                    1,240      41,370      108,363    121,494     150,935

------------------------------

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

(2) Statement of operations data for fiscal 1997, 1998 and 1999 includes results of acquired businesses as described in Note 2 to the Company's consolidated financial statements included elsewhere in this report.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Superior is a leading provider of Digital Business Transformation(TM) services to the healthcare industry. Prior to July 1, 1999, the Company conducted business in two segments through its two primary operating subsidiaries, Superior and Enterprise Consulting Group, Inc. Effective July 1, 1999, the Company conducts business in three segments through its primary operating subsidiary, Superior. Superior's services assist clients to compete in the information driven economy. Through consulting, application support, outsourcing, systems integration and e-commerce services, Superior provides all segments of the healthcare and other industries with the tools and strategies needed to effectively serve customers and capitalize on e-commerce opportunities. The healthcare consulting segment provides information technology, as well as strategic and operations management consulting, application support, and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup consulting, as well as software and application development solutions. The e-commerce / systems integration segment, which was established effective July 1, 1999, has a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the healthcare industry. The e-commerce / systems integration segment assists hospitals, payers, physician networks, Internet based healthcare companies, and ancillary healthcare providers in developing and implementing strategic business objectives as they relate to e-commerce / systems integration and the efficient use of the Internet in healthcare.

    In 1999, the Company expands its e-commerce and systems integration areas. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications, and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities in markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; and increased competition for consultant talent in the e-commerce field, increasing the Company's cost of providing services.

    The Company derives substantially all of its revenues from fees for professional services, the majority of which are billed at contracted hourly rates. The Company establishes standard billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, often on a monthly fee basis. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. As of December 31, 1999, the Company has increased the number of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of December 31, 1999, the Company has five significant contracts to provide healthcare IT outsourcing services. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability.

    The Company's historical revenue growth is attributable to various factors, including an increase in the number of projects for existing and new clients and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services. The Company manages its client development efforts through several strategic services groups, each having specific geographic responsibility and focus.

    The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company foresees this trend continuing as competition for recruiting and retaining skilled consultants intensifies, particularly in the area of e-commerce services. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals, including practice specific and company-wide revenue and earnings targets. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered recently by the impact of the Company's current market price.

    The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company attempts to optimize utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when consultants are not fully utilized. An unanticipated termination of a significant project has and can cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. During 1999, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and Y2K transition concerns combined forces to dampen overall industry demand for new IT service consulting PROJECTS. In addition, the Company's establishment of new practice areas, lines of business, hiring of consultants in peak hiring periods and further geographic expansion have and can from time to time adversely affect utilization. For example, the Company intends to grow its e-health / systems integration segment to capture increased client demand expected to occur in this area, and this growth will impact utilization as these new areas come online. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of the annual employees' meeting have and can result in lower consultant utilization. Variations in consultant utilization result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

    Selling, general and administrative expenses include the costs of recruiting, continuing education, marketing, facilities, administration, including compensation and benefits, outside professional fees, equipment depreciation and amortization of goodwill.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenues. The trends illustrated in the following table may not necessarily be indicative of future results.

                                                                                   PERCENTAGE OF REVENUES
                                                                                   ----------------------
                                                                                  YEARS ENDED DECEMBER 31,
                                                                                  ------------------------

                                                                                 1997        1998       1999
                                                                                 ----        ----       ----

           Revenues ........................................................     100.0%      100.0%     100.0%
           Cost of services ................................................      51.1%       52.1%      61.4%
           Selling, general and administrative expenses ....................      39.2%       37.4%      42.3%
           Amortization of goodwill ........................................       0.3%        0.7%       1.0%
           Costs incurred in connection with new business initiative .......       0.0%        0.0%       3.2%
           Executive compensation expense ..................................       1.1%        0.7%       0.7%
                                                                               --------    --------   ---------
           Earnings (loss) from operations .................................       8.3%        9.1%      (8.6%)
           Interest and other income .......................................       3.5%        3.7%       1.2%
           Costs incurred in connection with mergers .......................      (1.2%)       0.0%       0.0%
                                                                               --------    --------   ---------
           Earnings (loss) before income taxes (benefit) ...................      10.6%       12.8%      (7.4%)
           Provision for income taxes (benefit)  ...........................       4.7%        5.1%      (2.7%)
                                                                               --------    --------   ---------
           Net earnings (loss) .............................................       5.9%        7.7%      (4.7%)
                                                                               ========    ========   =========

1999 COMPARED TO 1998

         Revenues. Revenues in the healthcare consulting segment increased by $27.7 million, or 26.2%, to $133.3 million for the year ended December 31, 1999, as compared to $105.6 million for the year ended December 31, 1998. The revenue increase was due primarily to continued growth in core lines of business, activity from the Company's acquisitions and revenue realized from the outsourcing contracts consummated after the second quarter of 1998. Revenues in the enterprise-wide communications segment decreased by $3.8 million, or 19.8%, to $15.3 million for the year ended December 31, 1999, as compared to $19.1 million for the year ended December 31, 1998. The revenue decrease was attributable to lower consultant utilization for this segment. Revenues from the e-commerce / systems integration segment for the year ended December 31, 1999 were $0.7 million.

         Cost of Services. Cost of services in the healthcare consulting segment increased by $23.8 million, or 43.4%, to $78.6 million for the year ended December 31, 1999, as compared to $54.8 million for the year ended December 31, 1998. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 59.0% for the year ended December 31, 1999, as compared to 51.9% for the year ended December 31, 1998. The increase was attributable to lower consultant utilization for this segment. Cost of services in the enterprise-wide communications segment increased by $2.2 million, or 21.6%, to $12.4 million for the year ended December 31, 1999, as compared to $10.2 million for the year ended December 31, 1998. Cost of services as a percentage of revenue for this segment increased to 80.7% for the year ended December 31, 1999, as compared to 53.5% for the year ended December 31, 1998. The increase is attributable to lower consultant utilization in this segment. Cost of services in the e-commerce / systems integration segment were $0.7 million for the year ended December 31, 1999.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17.3 million, or 35.7%, to $65.6 million for the year ended December 31, 1999, as compared to $48.3 million for the year ended December 31, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing, outside professional fees, costs associated with investment and acquisition activities, continuing education, and training expenses relating to the new lines of business. Selling, general and administrative expenses as a percentage of revenues increased to 43.9% from 38.7%. The increase was due to the launch of new lines of business, higher recruiting, marketing and outside professional fee expenses, as well as a lower revenue base than anticipated. In addition, goodwill amortization as a percentage of revenues increased to 0.9% in 1999, as compared to 0.7% in 1998.

         Costs incurred in connection with new business initiative. The Company incurred approximately $4.8 million of costs in connection with the start-up of a new business initiative, of which approximately $4.4 million were non-cash charges primarily related to the issuance of warrants. See Note 10 to the Company's 1999 consolidated financial statements for a description of the costs incurred.

         Other income and expense. Other income was $1.9 million for the year ended December 31, 1999, as compared to $4.6 million of other income for the year ended December 31, 1998. The change was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of December 31, 1999, in comparison to December 31, 1998, due primarily to acquisitions, equity investments and additions to property and equipment.

1998 COMPARED TO 1997

         Revenues. Revenues in the healthcare consulting segment increased by $42.1 million, or 66.3%, to $105.6 million for the year ended December 31, 1998, as compared to $63.5 million for the year ended December 31, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, activity from the Company's acquisitions and revenue realized from five outsourcing contracts consummated during 1998. Revenues in the enterprise-wide communications segment increased by $5.7 million, or 42.5%, to $19.1 million for the year ended December 31, 1998, as compared to $13.4 million for the year ended December 31, 1997. The revenue increase was due primarily to continued strong growth in core lines of business, as well as activity from two acquisitions.

         Cost of Services. Cost of services in the healthcare consulting segment increased by $24.4 million, or 80.3%, to $54.8 million for the year ended December 31, 1998, as compared to $30.4 million for the year ended December 31, 1997. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for the healthcare consulting segment increased to 51.9% for the year ended December 31, 1998, as compared to 47.8% for the year ended December 31, 1997. This increase is attributable to the increase in the consultant base which grew by approximately 101% during 1998. This resulted in lower consultant utilization during start-up, which was partially offset by the variable portion of compensation payable to these consultants, which is contingent upon achievement of performance goals set by the Company. Cost of services in the enterprise-wide communications segment increased by $1.3 million, or 14.6%, to $10.2 million for the year ended December 31, 1998, as compared to $8.9 million for the year ended December 31, 1997. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenue for this segment decreased to 53.5% for the year ended December 31, 1998, as compared to 66.5% for the year ended December 31, 1997. This reduction was caused by increases in the average consultant billing rate and their utilization factor.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17.1 million, or 54.8%, to $48.3 million for the year ended December 31, 1998, as compared to $31.2 million for the year ended December 31, 1997. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing and continuing education expenses consistent with the Company's growth. Selling, general and administrative expenses as a percentage of revenues decreased to 38.7% from 40.6% primarily due to increased operating efficiencies resulting from leveraging the Company's infrastructure expense across its growing revenue base. This reduction in selling, general and administrative expenses as a percentage of revenues was achieved even though amortization of goodwill, as a percentage of revenues, increased to 0.3% in 1998 as compared to 0.4% in 1997.

         Other income and expense. Other income was $4.6 million for the year ended December 31, 1998, as compared to $2.7 million of other income for the year ended December 31, 1997. The change was due primarily to interest earned on the investment of the majority of the net proceeds of approximately $60.3 million from the public offering held by the Company in November 1997.

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

         At December 31, 1999, the Company had cash and cash equivalents of $16.7 million and working capital of $61.8 million, as compared with working capital of $78.4 million at December 31, 1998. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions total approximately $7.9 million ($2.1 million in cash and $5.8 million in common stock) payable over the next two years. The Company owns common stock in three publicly traded companies: drkoop.com, WebMD/Healtheon and Neoforma.com. Liquidity of the Company's investment in these companies is restricted under Rule 144 and under lockup agreements with the companies' underwriters, entered into in connection with each of their initial public offerings.

         The Company had a line of credit arrangement at Comerica Bank N.A. of $3.0 million collateralized by all of assets of the Company. In March, 2000, the Company increased its line of credit to $25.0 million, bearing interest at 0.25% to 0.50% below the bank's prime rate. As of December 31, 1999, and at the time the line of credit was modified, the Company had no amounts outstanding under either agreement.

         Net cash provided by operations was $0.5 million for the year ended December 31, 1999 as compared to cash used in operations of $6.5 million for the year ended December 31, 1998. In 1998, net earnings of $9.6 million were more than offset by a significant increase in accounts receivable, which was primarily responsible for the net cash used in operating activities of $6.5 million. In 1999, the Company experienced a net loss of $7.0 million, which was more than offset by $7.9 million of net non-cash expenses reflected on the statement of operations, which was primarily responsible for the net cash provided from operations of $0.5 million.

         Net cash of $28.5 million used in investing activities during the year ended December 31, 1999 consists of a business acquisition, equity investments totaling $15.1 million in WebMD and Neoforma, additions to property and equipment and contingent payments made relating to prior acquisitions as required by the applicable purchase agreements. The investments in the debt security, drkoop.com, WebMD and Neoforma, which cost the Company $26.8 million, have a combined market value of $102.0 million at February 29, 2000.

         Net cash used in financing activities was $1.1 million during the year ended December 31, 1999 as compared to cash provided by financing activities of $0.5 million for the year ended December 31, 1998. The increase in cash used in financing activities is primarily due to the repurchase of 85,000 shares of common stock, partially offset by exercises of stock options. The Company has remaining Board authorization to purchase up to 915,000 additional shares under its repurchase program announced in July 1999.

         The Company does not believe that inflation has had a material effect on the results of its operations.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly operating information for each of the last eight quarters. Results for any previous quarter are not necessarily indicative of results for any future quarter.

                                                                           QUARTERS ENDED
                                                                           --------------

                                       ---------------------------------------------------------------------------------------
                                       MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,    SEPT. 30,   DEC. 31,
                                         1998       1998       1998       1998       1999       1999        1999        1999
                                       --------   --------   --------   --------   --------   --------    --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues                               $ 23,830   $ 28,350   $ 33,123   $ 39,443   $ 40,029   $ 42,146    $ 37,584    $ 29,590
Cost of services                         12,067     14,747     17,686     20,526     20,749     21,870      24,508      24,587
Selling, general and
administrative expenses                   9,406     11,159     12,457     15,311     14,897     15,653      18,102      16,945
Costs incurred in connection
with new business initiative                  -          -          -          -          -      4,840           -           -
                                       --------   --------   --------   --------   --------   --------    --------    --------
Earnings (loss) from operations           2,357      2,444      2,980      3,606      4,383       (217)     (5,026)    (11,942)
Interest and other income                 1,247      1,375      1,122        828        478        579         380         437
                                       --------   --------   --------   --------   --------   --------    --------    --------
Earnings (loss) before
income taxes (benefit)                    3,604      3,819      4,102      4,434      4,861        362      (4,646)    (11,505)
Provision for income taxes (benefit)      1,504      1,485      1,655      1,687      1,876        157      (1,638)     (4,362)
                                       --------   --------   --------   --------   --------   --------    --------    --------
Net earnings (loss)                    $  2,100   $  2,334   $  2,447   $  2,747   $  2,985   $    205    $ (3,008)   $ (7,143)
                                       ========   ========   ========   ========   ========   ========    ========    ========


Net earnings (loss) per share -
basic                                  $   0.21   $   0.23   $   0.24   $   0.27   $   0.29   $   0.02    $  (0.29)   $  (0.69)
Net earnings (loss) per share -
diluted                                $   0.20   $   0.22   $   0.23   $   0.26   $   0.28   $   0.02    $  (0.29)   $  (0.69)

Shares used in calculating net
earnings (loss) per share - basic        10,212     10,260     10,284     10,304     10,347     10,368      10,328      10,317

Shares used in calculating net
earnings (loss) per share - diluted      10,442     10,609     10,638     10,612     10,609     10,517      10,328      10,317

    Revenues and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with a project, consultant hiring, and utilization. The timing of revenues varies from quarter to quarter because the Company's sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, and general economic conditions. In addition, the timing of the establishment of new practice areas, geographic expansion and the hiring of key individuals can also have an effect on consultant utilization. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client's fiscal year, can cause the Company to experience lower consultant utilization. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. In addition, the Company's annual employees' meeting, which this year is scheduled for September 2000, can result in lower consultant utilization in the quarter in which the meeting occurs.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements are annexed to this Report as pages F-2 through F-18. An index to such statements appears on page F-l.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 21, 2000. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 21, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 21, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission on or prior to April 21, 2000.

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

                               INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                                              DESCRIPTION                                                  PAGE
     ------                                              -----------                                                  ----
       2.1          Merger Agreement-- Superior                                                                       (1)

       2.2          Merger Agreement-- Unitive                                                                        (1)

       3.1          Amended and Restated Certificate of Incorporation of the Company, as amended                      (7)

       3.2          Form of By-Laws of the Company                                                                    (2)

       4.1          Specimen Common Stock Certificate                                                                 (2)

      10.1          Form of Indemnification Agreement between the Company and each of its directors and officers      (2)

      10.2          Form of Long-Term Incentive Compensation Plan                                                     (2)

      10.3          Amendment to Long-Term Incentive Plan                                                             (3)

      10.4          Second Amendment to Long-Term Incentive Plan                                                      (8)

      10.5          Lease dated March 21, 1996 between PMTC Limited Partnership and Superior                          (2)

      10.6          Form of Tax Indemnification Agreement                                                             (1)

      10.7          Compensation Agreement dated January 5, 1998 between Richard D. Helppie, Jr. and the Company      (7)

      10.8          Employment Agreement dated January 5, 1998 between Charles O. Bracken and the Company             (7)

      10.9          Employment Agreement dated January 5, 1998 between Robert R. Tashiro and the Company              (7)

      10.10         Employment Agreement dated January 5, 1998 between James T. House and the Company                 (7)

      10.11         Employment Agreement dated January 20, 1997 between Richard Saslow and the Company                (7)

      10.12         Promissory  Note dated April 20, 1995, executed by Charles O. Bracken in favor of Superior        (1)
                    Consultant Company, Inc

      10.13         Pledge Agreement dated April 20, 1995, between Charles O. Bracken and Superior Consultant         (1)
                    Company, Inc

      10.14         Promissory  Note dated April 20, 1995, executed by Robert R. Tashiro in favor of Superior         (1)
                    Consultant Company, Inc

      10.15         Pledge Agreement dated April 20, 1995 between Superior Consultant Company, Inc. and Robert        (1)
                    R. Tashiro

      10.16         Plan and Agreement of Merger dated July 28, 1997, among Superior Consultant Holdings              (4)
                    Corporation, CMSL Acquisition Corp., COMSUL, LTD., and certain shareholders of COMSUL, LTD

      10.17         Merger Agreement dated as of August 14, 1997 among Superior Consultant Holdings Corporation,      (5)
                    Chi Acquisition Co., The Chi Group, Inc. and certain stockholders of the Chi Group, Inc

      10.18         Asset Purchase Agreement, dated August 20, 1998 among Superior Consultant Holdings                (6)
                    Corporation, Enterprise Consulting Group, Inc., Whittaker Corporation and Aviant
                    Information, Inc

      21.1          Subsidiaries of Superior Consultant Holdings Corporation                                          (7)

      27.1          Financial Data Schedules                                                                          (*)

----------

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

(3) Incorporated by reference from the Registrant's Information Statement on Form 14C as filed on November 7, 1997.

(4) Incorporated by reference from the Registrant's Form 10-Q as filed on August 7, 1997.

(5) Incorporated by reference from the Registrant's Form 8-K as filed on August 28, 1997.

(6) Incorporated by reference from the Registrant's Form 8-K as filed on September 2, 1998.

(7) Incorporated by reference from the Registrant's Form 10-K as filed on March 31, 1999.

(8) Incorporated by reference from the Registrant's Information Statement on Form 14A as filed April 9, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SUPERIOR CONSULTANT HOLDINGS
                          CORPORATION

March 30, 2000            By:      /s/ RICHARD D. HELPPIE, JR.
                              ---------------------------------------
                                       Richard D. Helppie, Jr.
                                       Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURES                           TITLE                   DATE
         ----------                           -----                   ----

/s/ REGINALD M. BALLANTYNE III     Director                       March 30, 2000
------------------------------
Reginald M. Ballantyne III

/s/ CHARLES O. BRACKEN             Vice Chairman, Executive Vice  March 30, 2000
----------------------             President and Director
Charles O. Bracken

                                   Director                       March   , 2000
---------------------                                                   --
Kenneth S. George

/s/ RICHARD D. HELPPIE, JR.        Chief Executive Officer        March 30, 2000
---------------------------        (Principal Executive
Richard D. Helppie, Jr.            Officer) and Director

/s/ JAMES T. HOUSE                 Chief Financial Officer        March 30, 2000
------------------                 (Principal Financial and
James T. House                     Accounting Officer)

/s/ BERNARD J. LACHNER             Director                       March 30, 2000
----------------------
Bernard J. Lachner

/s/ DOUGLAS S. PETERS              Director                       March 30, 2000
---------------------
Douglas S. Peters

/s/ RICHARD P. SASLOW              Vice President, General        March 30, 2000
---------------------              Counsel and Director
Richard P. Saslow

                                   Director                       March   , 2000
---------------------                                                   --
John L. Silverman

ITEM 8.  FINANCIAL STATEMENTS




            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                     PAGE
                                                                                                                     ----
Report of Independent Certified Public Accountants..............................................................      F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999....................................................      F-3

Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999......................      F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999............      F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999......................      F-6

Notes to Consolidated Financial Statements......................................................................      F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 1998 and 1999, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                               /s/GRANT THORNTON LLP




Southfield, Michigan
February 24, 2000

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                               December 31,
                                                                                                           ---------------------
                                                               ASSETS                                        1998          1999
                                                                                                           --------      -------
                                                                                                               (In thousands)
Current assets
    Cash and cash equivalents........................................................................      $ 45,833      $ 16,691
    Short-term investments...........................................................................           -          13,908
    Accounts receivable, net.........................................................................        40,324        38,728
    Accrued interest receivable and prepaid expenses.................................................         1,867         3,201
    Refundable income taxes..........................................................................            -          5,482
    Deferred income taxes............................................................................         1,067            -
                                                                                                            -------       -------
                 Total current assets................................................................        89,091        78,010

Property and equipment, net..........................................................................        16,472        20,695
Goodwill, net........................................................................................        16,317        18,097
Investments..........................................................................................        11,736        69,683
Other long-term assets...............................................................................           110           112
                                                                                                           --------       -------
                 Total Assets........................................................................      $133,726      $186,597
                                                                                                           ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable.................................................................................      $  4,035      $  6,093
    Accrued liabilities..............................................................................         4,186         3,624
    Deferred revenue.................................................................................         2,425         6,254
    Deferred income taxes............................................................................            -            228
                                                                                                           --------       -------
                 Total current liabilities...........................................................        10,646        16,199

Long-term debt.......................................................................................            61            -
Deferred income taxes................................................................................           961        19,463
Deferred performance bonuses.........................................................................           564            -
Commitments and contingencies (Note 14)..............................................................            -             -
Stockholders' equity
    Preferred stock; authorized, 1,000,000 shares of $.01 par value; issued and outstanding,
       2,000 shares as of December 31, 1998 and 1999.................................................            -             -
    Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding,
        10,322,039 shares as of December 31, 1998 and 10,426,167 shares as of December 31, 1999......           103           104
    Additional paid-in capital.......................................................................       109,113       114,174
    Stockholders' notes receivable...................................................................          (658)         (636)
    Accumulated other comprehensive income...........................................................            -         33,588
    Treasury stock - at cost; no shares as of December 31, 1998 and 85,000 shares as of
       December 31, 1999.............................................................................            -         (2,270)
    Retained earnings................................................................................        12,936         5,975
                                                                                                           --------       -------
                 Total stockholders' equity..........................................................       121,494       150,935
                                                                                                           --------       -------
                 Total Liabilities and Stockholders' Equity..........................................      $133,726      $186,597
                                                                                                           =========     ========


    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Year Ended December 31,
                                                                                           --------------------------------
                                                                                      1997           1998            1999
                                                                                     -------        -------         -------
                                                                                     (In thousands, except per share data)

Revenues........................................................................     $76,895       $124,746        $149,349

Operating costs and expenses
    Cost of services............................................................      39,260         65,026          91,714
    Selling, general and administrative expenses................................      31,236         48,333          65,597
    Costs incurred in connection with new business initiative...................         -              -             4,840
                                                                                     -------        -------         -------
         Total operating costs and expenses.....................................      70,496        113,359         162,151
                                                                                     -------        -------         -------
         Earnings (loss) from operations........................................       6,399         11,387         (12,802)

Other income, principally interest..............................................      (2,728)        (4,572)         (1,874)
Costs incurred in connection with mergers.......................................         917            -               -
                                                                                     -------        -------         -------
         Earnings (loss) before income taxes (benefit)..........................       8,210         15,959         (10,928)

Provision (benefit) for income taxes............................................       3,625          6,331          (3,967)
                                                                                     -------        -------         -------
         Net earnings (loss)....................................................    $  4,585      $   9,628       $  (6,961)
                                                                                    ========      =========       =========


Net earnings (loss) per share
    Basic.......................................................................    $   0.54     $    0.94        $   (0.67)
                                                                                    ========      =========       =========
    Diluted.....................................................................    $   0.53     $    0.91        $   (0.67)
                                                                                    ========      =========       =========
Weighted average number of common shares outstanding
    Basic.......................................................................       8,519         10,266          10,340
                                                                                    ========      =========       =========
    Diluted.....................................................................       8,670         10,580          10,340
                                                                                    ========      =========       =========


    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                            Preferred Stock      Common Stock     Additional    Stockholders'
                                                            ---------------     --------------      Paid-In         Notes
                                                            Shares   Amount     Shares  Amount      Capital      Receivable
                                                            ------   ------     ------  ------    ----------    -------------
                                                                                                        (In thousands)
Balance at January 1, 1997................................     -    $  -         8,154   $  82    $ 42,966        $(698)
Net earnings..............................................     -       -            -       -           -            -
Issuance of common stock..................................     -       -         2,000      20      60,263           -
Shares issued in connection with acquisition..............     -       -            75      -        1,600           -
Exercise of stock options.................................     -       -            13      -          110           -
Stock repurchased and retired.............................     -       -           (34)     -          (70)          -
Compensation expense recognized for fair
  value of stock options granted..........................     -       -            -       -           28           -
Termination of deferred compensation plan.................     -       -            -       -          735           -
Payment on stockholders' notes receivable.................     -       -            -       -           -            19
                                                              ----  -----       ------   -----    --------        -----
Balance at December 31, 1997..............................     -       -        10,208     102     105,632         (679)
Net earnings..............................................     -       -            -       -           -            -
Shares issued in connection with acquisitions.............      2      -            72       1       2,582           -
Exercise of stock options.................................     -       -            42      -          640           -
Tax benefit relating to stock options exercised...........     -       -            -       -          251           -
Costs of follow on offering...............................     -       -            -       -          (22)          -
Compensation expense recognized for fair
  value of stock options granted..........................     -       -            -       -           30           -
Payment on stockholders' notes receivable.................     -       -            -       -           -            21
                                                              ----  -----       ------   -----    --------        -----
Balance at December 31, 1998..............................      2      -        10,322     103     109,113         (658)
Net loss..................................................     -       -            -       -           -            -
Shares issued in connection with acquisitions.............     -       -            46      -          640           -
Exercise of stock options.................................     -       -            58       1       1,253           -
Tax benefit relating to stock options exercised...........     -       -            -       -          160           -
Expense recognized for fair value of stock options
    and warrants granted..................................     -       -            -       -        3,008           -
Purchase of 85,000 shares of treasury stock...............     -       -            -       -           -
Net unrealized gain on investment securities..............     -       -            -       -           -
Payment on stockholders' notes receivable.................     -       -            -       -           -            22
                                                              ----  -----       ------   ----     --------        -----
Balance at December 31, 1999..............................      2   $  -        10,426   $104     $114,174        $(636)
                                                              ====  =====       ======   ====     ========        =====



                                                           Net
                                                        Unrealized
                                                         Gain on      Treasury      Retained
                                                       Investment       Stock       Earnings
                                                       Securities      Amount       (Deficit)     Total
                                                       ----------     --------     ----------    -------

Balance at January 1, 1997.......................      $    -           $    -      $  (980)     $ 41,370
Net earnings.....................................           -                -        4,585         4,585
Issuance of common stock.........................           -                -           -         60,283
Shares issued in connection with acquisition.....           -                -           -          1,600
Exercise of stock options........................           -                -           -            110
Stock repurchased and retired....................           -                -         (297)         (367)
Compensation expense recognized for fair
  value of stock options granted.................           -                -           -             28
Termination of deferred compensation plan........           -                -           -            735
Payment on stockholders' notes receivable........           -                -           -             19
                                                       -------          -------     -------      --------
Balance at December 31, 1997.....................           -                -        3,308      $108,363
Net earnings.....................................           -                -        9,628         9,628
Shares issued in connection with acquisitions....           -                -           -          2,583
Exercise of stock options........................           -                -           -            640
Tax benefit relating to stock options exercised..           -                -           -            251
Costs of follow on offering......................           -                -           -            (22)
Compensation expense recognized for fair
  value of stock options granted.................           -                -           -             30
Payment on stockholders' notes receivable........           -                -           -             21
                                                       -------          -------     -------      --------
Balance at December 31, 1998.....................           -                -       12,936       121,494
Net loss.........................................           -                -       (6,961)       (6,961)
Shares issued in connection with acquisitions....           -                -           -            640
Exercise of stock options........................           -                -           -          1,254
Tax benefit relating to stock options exercised..           -                -           -            160
Expense recognized for fair value of stock options
    and warrants granted.........................           -                -           -          3,008
Purchase of 85,000 shares of treasury stock......           -            (2,270)         -         (2,270)
Net unrealized gain on investment securities.....       33,588               -                     33,588
Payment on stockholders' notes receivable........                            -           -             22
                                                       -------           -------    -------      --------
Balance at December 31, 1999.....................      $33,588           $(2,270)   $ 5,975      $150,935
                                                       =======           =======    =======      ========


    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                   Year Ended December 31,
                                                                                            --------------------------------------
                                                                                             1997           1998           1999
                                                                                            -------       --------       ---------
                                                                                                       (In thousands)
Cash flows from operating activities:
    Net earnings (loss)...............................................................      $ 4,585       $  9,628       $ (6,961)
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization of property and equipment.....................        1,176          2,382          5,817
          Goodwill amortization.......................................................          264            826          1,338
          Options and warrants issued to nonemployees.................................           28             30          3,008
          Bad debt expense............................................................          594            582            927
          Loss on disposal of property and equipment..................................          -              -              180
          Interest income on marketable debt security.................................          -              -             (323)
          Warrants from business partner..............................................          -              -              (29)
          Deferred income taxes (benefits)............................................          288           (104)        (3,065)
          Changes in operating assets and liabilities, net of effects from acquisitions:
              Accounts receivable.....................................................       (5,307)       (17,400)         1,539
              Accrued interest receivable and prepaid expenses........................         (852)           130         (1,259)
              Other long-term assets..................................................          177            -               (2)
              Refundable income taxes.................................................          -              -           (5,322)
              Accounts payable........................................................          146         (2,002)         1,984
              Accrued liabilities, deferred bonuses and compensation..................          132           (830)        (1,200)
              Deferred revenue........................................................         (106)           277          3,829
              Income taxes payable....................................................         (444)           (10)           -
                                                                                            -------       --------       --------
                 Net cash provided by (used in) operating activities..................          681         (6,491)           461

Cash flows from investing activities:
    Purchase of businesses............................................................       (3,375)       (12,824)        (3,235)
    Purchase of investment securities.................................................          -          (11,736)       (15,103)
    Purchase of property and equipment................................................       (4,634)       (10,880)       (10,210)
                                                                                            -------       --------       --------
                 Net cash used in investing activities................................       (8,009)       (35,440)       (28,548)

 Cash flows from financing activities:
    Repayment of lines of credit, net.................................................       (1,298)           -              -
    Repayments of long-term debt......................................................         (961)          (128)           (61)
    Proceeds from issuance of common stock............................................       60,283            -              -
    Principal payments on stockholders' notes receivable..............................           19             21             22
    Exercise of stock options.........................................................          110            640          1,254
    Stock repurchased.................................................................         (367)           -           (2,270)
    Costs of follow on offering.......................................................          -              (22)           -
                                                                                            -------       --------       --------
                 Net cash provided by (used in) financing activities..................       57,786            511         (1,055)
                                                                                            -------       --------       --------
Net increase (decrease) in cash and cash equivalents..................................       50,458        (41,420)       (29,142)
Cash and cash equivalents, beginning of period........................................       36,795         87,253         45,833
                                                                                            -------       --------       --------
Cash and cash equivalents, end of period..............................................      $87,253       $ 45,833       $ 16,691
                                                                                            =======       ========       ========

Supplemental disclosure of cash flow information - cash paid for income taxes.........      $ 3,375       $  6,454       $  4,110

Non-Cash Transactions:
    Shares issued in connection with acquisitions.....................................      $ 1,600       $  2,583       $    640
    Liabilities assumed in connection with acquisitions...............................          -            2,976            -
    Termination of deferred compensation plan.........................................          735            -              -
    Net unrealized gain on investments, net of deferred income taxes..................          -              -           33,588
    Tax benefit from exercise of stock options........................................          -              251            160


    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Business Activities and Reportable Segments

     The Company has three business and reportable segments: healthcare consulting, enterprise-wide communications, and e-commerce/systems integration. The healthcare consulting segment provides information technology, strategic and operations management consulting services, and outsourcing services to a broad cross-section of U.S. healthcare industry participants and information systems vendors. The enterprise-wide communications segment assists U.S. companies in various industries with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies, workgroup consulting, as well as software and application development solutions. The e-commerce/systems integration segment assists U.S. hospitals, payors, physician networks, internet-based healthcare companies and ancillary healthcare providers in developing and implementing strategic business objectives as they relate to e-commerce/systems integration and the efficient use of the internet in healthcare.

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

     Investment Securities

     The Company follows Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under Statement No. 115, debt and marketable equity securities must be classified in one of three categories: trading, available-for-sale, or held to maturity. At December 31, 1999, the Company's investments in debt and drkoop.com and Healtheon/WebMD Corp. equity securities qualify under the provisions of Statement No. 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effect, are not reflected in earnings but are reported as a separate component of stockholders' equity until realized. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis for the security.

     Realized gains and losses will be determined on the specific identification method and reflected in earnings. Interest on debt is accrued through the balance sheet date.

     Income Taxes

     The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. The tax benefit from the exercise of certain stock options reduces the Company's accrued income tax liability and increases additional paid-in capital.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Fair Value of Financial Instruments

     The carrying value of the cash equivalents, investments in U.S. Government securities, drkoop.com and Healtheon/WebMD approximates their estimated fair values based upon quoted market prices. The fair value of stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics. Company management believes the fair value of its investment in Neoforma.com exceeds its carrying value, based on quoted market prices subsequent to Neoforma's initial public offering in January 2000.

     Revenue Recognition

     The Company recognizes revenues as services are performed for projects billed on a time and materials basis. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract. On fixed-fee projects, the Company recognizes revenue in a manner similar to the percentage of completion basis. The Company periodically reviews long-term contracts to identify any loss contracts, in which case any loss would be recognized immediately. Deferred revenue represents collections made in advance of services being performed.

     Stock-Based Compensation

     For options granted to employees, the Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these option grants. For options and warrants to non-employees, the Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and accordingly, recognizes expense using a fair market value method for these option and warrant grants.

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

     Total comprehensive income is summarized as follows:


                                                              Year Ended December 31,
                                                            ---------------------------
                                                             1997       1998      1999
                                                            ------     ------   -------
     Net earnings (loss)................................... $4,585     $9,628   $(6,961)
     Other comprehensive income, net of income tax.........    -          -      33,588
                                                            ------     ------   -------
     Total comprehensive income............................ $4,585     $9,628   $26,627
                                                            ======     ======   =======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

     New Accounting Pronouncement

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for fiscal years beginning after June 15, 2000. As the Company does not currently participate in any activity involving derivatives, the Company anticipates that adoption of SFAS 133 will not have a material effect on its consolidated financial statements.

     Reclassifications

     Certain reclassifications were made to the 1998 balance sheet to conform to 1999's presentation.

2.   ACQUISITIONS AND INVESTMENTS

     The following table summarizes business combinations completed in the years ending December 31, 1997, 1998 and 1999:


                                                                             Purchase         Common           Method of
          Entity Name                   Segment             Date              Price        Shares Issued      Accounting
-------------------------------       -----------        ----------       -------------    -------------      ----------
     1997:
                                       Healthcare
The Kaufman Group                      Consulting         March 1997      $ 5.5 million          74,590       Purchase

COMSUL, Ltd.                           Enterprise          July 1997      $ 7.7 million         240,630       Pooling

                                       Healthcare
Chi Systems, Inc.                      Consulting        August 1997      $11.2 million         331,509       Pooling

     1998:

Network Services Division of
Multimedia Medical Systems, Inc.       Enterprise       January 1998      $ 4.9 million             -          Purchase

                                       Healthcare
Novum, Inc.                            Consulting         March 1998      $  .6 million           4,363        Purchase

                                       Healthcare
Lincoln Computer Corporation           Consulting         April 1998      $ 3.1 million          51,270        Purchase

Aviant Information, Inc.               Enterprise        August 1998      $ 5.2 million             -          Purchase

                                       Healthcare
Clark Information Services, Inc.       Consulting      November 1998      $ 2.5 million          55,886        Purchase

                                                                                             6,328 common
                                                                                               and 2,000
                                       Healthcare                                             convertible
ACA Holding, Inc.                      Consulting      December 1998      $ 2.6 million        preferred       Purchase

                                       Healthcare
Health Forecasting Group               Consulting      December 1998      $  .3 million            -           Purchase

     1999:

Integration Services Group
of Healthdyne Information              Healthcare
Enterprises                            Consulting       January 1999      $ 2.2 million            -           Purchase

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


2.   ACQUISITIONS AND INVESTMENTS (CONTINUED)

     In connection with the acquisitions accounted for by the purchase method, the Company has recorded goodwill totaling $4,975,000, $12,432,000 and $3,118,000 during the years ended December 31, 1997, 1998 and 1999, respectively. All goodwill is amortized on a straight-line basis over 15 years. Certain acquisitions have contingent payment provisions. As of December 31, 1999, the maximum remaining contingent payments total approximately $7.9 million ($2.1 million payable in cash and $5.8 million in common stock).

     In December 1998, in connection with an acquisition, the Company issued 2,000 shares of preferred stock, contingently convertible into a maximum of $3.0 million in additional common shares through December 2000. The preferred stock has a liquidation preference of $1 per share, and voting rights determined by a formula with a floor of 21 votes per share.


     The following unaudited pro forma summary presents the results of operations as though the Company and its acquired businesses accounted for using the purchase method had combined as of January 1, 1997 and 1998, respectively.

                                                        Year Ended December 31,
                                                        -----------------------
                                                          1997         1998
                                                         ------       ------
                                                                    (Unaudited)
        Revenues....................................... $117,322     $137,385
        Net earnings...................................    1,364        7,485
        Net earnings per share
           Basic.......................................     0.16         0.73
           Diluted.....................................     0.16         0.71

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such years and is not necessarily indicative of results which may be obtained in the future.

     In April 1998, the Company invested $6 million in drkoop.com, an internet start-up company, and recorded its investment at cost. In June 1999 drkoop.com completed its initial public offering, providing a readily determinable fair value of the Company's investment in drkoop.com's stock. The Company's investment was restricted by a lock-up agreement, which expired in December 1999. Further, the Company's investment was issued without registration and its resale is governed by Rule 144 of the Securities and Exchange Commission. Based on drkoop.com's trading volume since its IPO, the Company believes that its entire investment is reasonably expected to qualify for sale prior to December 31, 2000. Therefore, the Company's investment in drkoop.com is subject to Statement No. 115, and is reflected at fair value at December 31, 1999. The Company's belief that its entire investment in drkoop.com is reasonably expected to qualify for sale within one year, notwithstanding the Rule 144 limitations, is a significant accounting estimate that if changed, could be material to the consolidated financial statements.

     In May 1999, the Company invested $10 million in WebMD, Inc., a private company, and recorded its investment at cost. WebMD was acquired by Healtheon Corp., a public company, in November 1999, providing a readily determinable fair value of the Company's investment in Healtheon/WebMD's stock. Therefore, the Company's investment in Healtheon/WebMD is subject to Statement No. 115, and is reflected at fair value at December 31, 1999.

     In October 1999, the Company invested $5 million in Neoforma.com, a private company, and recorded its investment at cost at December 31, 1999. In January 2000, Neoforma.com completed its IPO, providing a readily determinable fair value of the Company's investment in Neoforma.com's stock.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



3.   AVAILABLE-FOR-SALE SECURITIES

     Securities classified as available-for-sale under Statement No. 115 at December 31, 1999 are summarized as follows:


                                                                                     Gross       Gross
                                                                                  Unrealized   Unrealized
                                                                                    Holding     Holding     Market
                                                                        Cost         Gains       Losses     Value
                                                                      --------    ----------   ----------   ------
     U.S. Government Securities maturing after 10 years
        (cost includes accrued interest)........................      $  6,009    $    -      $ (1,323)    $ 4,686
     Common Stock...............................................        16,089      57,773         -        73,862
                                                                       -------     -------    --------     --------
                                                                      $ 22,098    $ 57,773    $ (1,323)    $ 78,548
                                                                      ========    ========    ========     ========

     Differences between cost and market of $56,450,000 (less deferred taxes of $22,862,000) were credited to a separate component of stockholder's equity called "Net Unrealized Investment Gains" as of December 31, 1999.

     Securities available for sale at December 31, 1998 consisted of U.S. Government Securities maturing after ten years with a cost and market value of $5,686,000.

4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:


                                                                                       Year Ended December 31,
                                                                                     --------------------------
                                                                                     1997       1998      1999
                                                                                     -----     ------    -------
     Allowance for doubtful accounts at beginning of year.......................     $ 478     $   692   $ 1,010
     Write-offs.................................................................      (380)       (264)     (187)
     Charged to bad debt expense................................................       594         582       927
                                                                                     -----     -------   -------
     Allowance for doubtful accounts at end of year.............................     $ 692     $ 1,010   $ 1,750
                                                                                     =====     =======   =======

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                                       Range of
                                                                                   December 31,
                                                                                 -----------------
                                                                                  1998       1999        Lives
                                                                                 -------    -------    --------
                  Office furniture and equipment.............................   $  4,121   $  6,035   5-7 Years
                  Computer equipment.........................................     12,909     16,815   3-5 Years
                  Computer software..........................................      2,131      3,230   3-5 Years
                  Buildings..................................................      3,152      3,799    40 Years
                  Leasehold improvements.....................................        601      2,420   2-7 Years
                                                                                  ------     ------
                                                                                  22,914     32,299
                        Less:  accumulated depreciation and amortization.....     (6,442)   (12,002)

                  Land.......................................................        -          398
                                                                                  ------     ------
                  Property and equipment, net................................   $ 16,472   $ 20,695
                                                                                ========   ========

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


6.   GOODWILL

     Goodwill represents the excess of the purchase price over the net assets acquired in connection with the Company's acquisitions, and consists of the following:
                                                              December 31,
                                                          --------------------
                                                            1998        1999
                                                          --------    --------
     Goodwill..........................................   $ 17,407    $ 20,525
        Less:  accumulated amortization................     (1,090)     (2,428)
                                                          --------    --------
     Goodwill, net.....................................   $ 16,317    $ 18,097
                                                          ========    ========

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

7.   DEBT

     At December 31, 1998 and 1999, the Company has a line of credit with a bank which allows borrowings of up to $3.0 million, due on demand, with no scheduled maturity date. Borrowings bear interest at the bank's prime rate and are collateralized by all assets of the Company. At December 31, 1998 and 1999, there were no amounts outstanding on this line.

8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                              December 31,
                                                            -----------------
                                                             1998       1999
                                                            ------     ------
     Payroll and withholding taxes......................    $1,403     $2,036
     Commissions........................................        11          -
     Profit sharing.....................................       422          -
     Bonuses............................................     2,350      1,588
                                                            ------     ------
                Total accrued liabilities...............    $4,186     $3,624
                                                            ======     ======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



9.   STOCK OPTIONS AND WARRANTS

     In 1996, the Company adopted its Long-Term Incentive Plan (the Plan). Pursuant to the Plan and its amendment, a maximum of 4,000,000 shares of common stock were reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options, may have terms not exceeding ten years when granted. The exercise price of each option equals the market price of the Company's stock on the date of grant.

     Had compensation cost for the Plan been determined based on the fair value of all the options at the grant dates consistent with SFAS 123, the Company would have reported the pro forma amounts as follows:


                                                                      Year Ended December 31,
                                                                   ----------------------------
                                                                    1997       1998      1999
                                                                   ------     ------   --------
             Pro forma net earnings (loss)....................     $4,085     $7,993   $(11,929)
             Pro forma net earnings (loss) per share
                Basic.........................................       0.48       0.78      (1.15)
                Diluted.......................................       0.47       0.76      (1.15)

     For purposes of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the options' vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                                     Year Ended December 31,
                                                                   ---------------------------
                                                                    1997       1998       1999
                                                                   ------     ------     ------
             Risk free interest rate..........................       6.38%      4.63%     6.14%
             Dividend yield...................................          0%         0%        0%
             Volatility factor................................        .53        .52       .75
             Expected option term life in years...............        5.0        5.0       5.0

     A summary of the status of the Company's options and warrants as of December 31, 1997, 1998 and 1999, and changes during the years then ended, is presented below:


                                                                           1997                1998                1999
                                                                     -----------------   -----------------   -----------------
                                                                              Weighted            Weighted            Weighted
                                                                               Average             Average             Average
                                                                     Shares   Exercise   Shares   Exercise   Shares   Exercise
                                                                      (000)     Price     (000)     Price     (000)     Price
                                                                     ------   --------   ------   --------   ------   --------
     Outstanding at beginning of year........................          248    $16.00       548    $21.43     1,106     $27.57
     Granted.................................................          341    $24.07       638    $26.91     1,454     $34.82
     Exercised...............................................          (13)   $ 9.83       (42)   $15.19       (58)    $21.59
     Forfeited...............................................          (28)   $ 9.60       (38)   $32.75      (191)    $31.55
                                                                      ----               -----               -----
     Outstanding at year-end.................................          548    $21.43     1,106    $27.57     2,311     $32.13
     Exercisable at year-end.................................          113    $19.01       188    $16.37         2     $10.31
     Weighted-average fair value of grants during the year...          341    $18.92       638    $16.26     1,454     $20.50

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The following information applies to options and warrants outstanding at December 31, 1999:


                                                          Number      Weighted-Average      Weighted-Average
         Range of Exercise Prices                       Outstanding    Exercise Price        Remaining Life
         --------------------                           -----------   ----------------      ----------------
         $10.31 - $24.75...........................         413            $19.73              2.50 years
         $28.00 - $35.75...........................         982            $31.24              3.62 years
         $36.00 - $45.13...........................         916            $36.81              3.93 years
                                                           -----
                                                           2,311
                                                           =====

10.  COSTS INCURRED IN CONNECTION WITH NEW BUSINESS INITIATIVE

     In May 1999, the Company entered into an alliance agreement with a business partner and incurred certain one-time costs. These costs consist of:

              Issuance of warrants............................       $2,856
              Additional depreciation expense due
                 to change in estimated useful lives..........        1,507
              Bonuses.........................................          477
                                                                     ------
                                                                     $4,840
                                                                     ======

     The fair value of the warrants was calculated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5%, dividend yield of 0%, volatility factor of 42%, and expected term of 5 years.

     The Company agreed to install specified types of software in its own operations and personal computers. As a result, the estimated useful lives of certain software and hardware in use at the time the alliance agreement was signed were shortened. The effect of the change was to increase the net loss for the year ended December 31, 1999 by $933,000 or $0.09 per basic and diluted share.

     In addition, during the year ended December 31, 1999, the Company incurred other operating costs in connection with execution of the alliance agreement commitments. A portion of these costs was funded by the business partner, and was recorded as a reduction to expense. The reduction in cost of services and selling, general and administrative expense for the year ended December 31, 1999 was $700,000 and $2,549,000, respectively.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



11.  INCOME TAXES The income tax provision (benefit) consists of the following:


                                                                                          Year Ended December 31,
                                                                                        ---------------------------
                                                                                          1997      1998     1999
                                                                                        -------    ------   -------
             Current federal income taxes.......................................        $ 3,071    $5,339   $  (517)
             Deferred federal income taxes......................................            288      (104)   (2,557)
             Current state income taxes.........................................            289       845      (545)
             Deferred state income taxes........................................             -         -       (508)
             Tax benefit from exercise of stock options credited
                directly to additional paid-in capital..........................             -        251       160
             Investment tax credits.............................................            (23)       -         -
                                                                                        $ 3,625    $6,331   $(3,967)
                                                                                        =======    ======   =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:


                                                                            1998       1999
                                                                          -------     -------
         Deferred tax assets:
             Deferred compensation....................................... $   362     $   183
             Allowance for bad debts.....................................     343         709
             Deferred revenue............................................     709       2,533
             Options or warrants issued to non-employees.................      -         1,230
             Investment in debt security.................................      -           536
             Other.......................................................      -            62
                                                                            ------     -------
                Total deferred tax assets................................    1,414       5,253

         Deferred tax liabilities:
             Change from cash to accrual basis of tax accounting.........      385         229
             Depreciation................................................      923       1,303
             Investment in drkoop.com....................................      -        22,449
             Investment in Healtheon/WebMD...............................      -           949
             Other.......................................................      -            14
                                                                            ------     -------
                Total deferred tax liabilities...........................    1,308      24,944
                                                                            ------     -------
                Total net deferred tax asset (liability).................  $   106    $(19,691)
                                                                           =======    ========

     A reconciliation of the provision for income taxes follows:


                                                                              Year Ended December 31,
                                                                            ----------------------------
                                                                             1997       1998       1999
                                                                            ------     ------    -------
         Expected expense (benefit) at the statutory rate..............     $2,791     $5,426    $(3,716)
         Permanent differences; expenses recognized for book, not tax          218        308        402
         Merger costs..................................................        312        -          -
         State income taxes (benefit), net of federal income taxes.....        191        558       (688)
         Investment tax credits and other..............................        113         39         35
                                                                             -----      -----      -----
             Total income taxes (benefit)..............................     $3,625     $6,331    $(3,967)
                                                                            ======     ======    =======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



12.   PROFIT-SHARING AND DEFERRED COMPENSATION PLAN

     The Company has a profit-sharing plan which qualifies under Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. Profit sharing expense was $420,000 and $422,000 for the years ended December 31, 1997 and 1998, respectively. There were no contributions made during the year ended December 31, 1999.

     Prior to its merger with the Company, Chi had a non-qualified deferred compensation plan covering selected executives, all of whom were stockholders. Expense recognized under the plan was approximately $30,000 for the year ended December 31, 1997. In connection with Chi's merger with the Company in August 1997, the plan was terminated, and the then existing liability was reflected as an increase to additional paid-in capital.

13.  NET EARNINGS (LOSS) PER SHARE

     Earnings per common share ("EPS") data were computed as follows:

                                                                               Year Ended December 31,
                                                                            ----------------------------
                                                                             1997      1998       1999
                                                                            ------    -------    -------
         Basic EPS:
             Net earnings (loss).......................................     $4,585    $ 9,628    $(6,961)
             Weighted-average common shares outstanding................      8,519     10,266     10,340
             Basic earnings (loss) per share...........................     $ 0.54    $  0.94    $ (0.67)
                                                                            ======    =======    =======
         Diluted EPS:
             Net earnings (loss).......................................     $4,585    $  9,628   $(6,961)
             Weighted-average common shares outstanding................      8,519     10,266     10,340
             Dilutive effect of stock options..........................        151        314        -
                                                                            ------    -------    -------
             Weighted-average shares assuming dilution.................      8,670     10,580     10,340
             Diluted earnings (loss) per share.........................     $ 0.53    $  0.91    $ (0.67)
                                                                            ======    =======    =======

     Options and warrants to purchase approximately 77,000, 114,000 and 2,311,000 shares of common stock with a weighted average exercise price of $25.64, $39.97 and $32.13 were outstanding at December 31, 1997, 1998 and 1999, respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


14.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 1999 are summarized as follows:


                                                                     Related          All       Sublease
                                                                      Party          Other       Income            Total
                                                                    ----------     ----------  -----------      -----------
         Years ending December 31:
             2000.............................................      $      539     $    2,882    $   (542)      $     2,879
             2001.............................................             539          2,389        (246)            2,682
             2002.............................................             539          2,081         (29)            2,591
             2003.............................................             539          1,866           -             2,405
             2004.............................................             539          1,101           -             1,640
             Thereafter.......................................             806          1,362           -             2,168
                                                                    ----------    -----------    ---------      -----------
             Total future minimum lease payments..............      $    3,501    $    11,681    $   (817)      $    14,365
                                                                    ==========    ===========    =========      ===========

     Net rent expense amounted to approximately $1,614,000, $2,751,000 and $3,566,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations. The rent expense was offset by sublease income of approximately $69,000 and $196,000 for the years ended December 31, 1998 and 1999, respectively.

     Commencing July 1, 2001, Superior is required to pay a business partner a royalty of approximately 3.4% of a certain portion of its systems integration revenue. The royalty, up to a cumulative maximum amount of $11,300,000, will be payable in the years the related revenue is recognized. In addition, as of December 31, 1999 the Company has agreed to contribute a minimum of $500,000 over the next two years to a joint marketing fund.

     The Company is party to litigation matters and claims which are normal in the course of its operations, and while the results of litigation and claims cannot be predicted with certainty, management believes the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position.

15.  RELATED PARTY TRANSACTIONS

     The Company leases an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $400,000, $463,000 and $469,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The rent expense was offset by sublease income of approximately $69,000 for the years ended December 31, 1998 and 1999.

     During 1995, Superior issued 658,833 shares of its common stock to two stockholders in exchange for two promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.7% per annum and require annual payments totaling $75,000. Interest income on these notes totaled approximately $56,000, $54,000 and $53,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company charters aircraft from an entity owned by an officer/stockholder. Payments to the entity were approximately $224,000, $662,000 and $605,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     During the years ended December 31, 1998 and 1999, the Company recognized revenue of approximately $1,500,000 and $1,100,000, respectively, from entities in which it has an equity interest.

16.  SEGMENT FINANCIAL INFORMATION

     See Note 1 for a description of the Company's segments. The Company's reportable segments are business units that offer and provide different services through different means. The Company's recruiting, training, information technology, merger and acquisition, accounting, finance and senior management functions are combined into the unallocated SG&A expenses. Unallocated assets consist principally of cash, accrued interest receivable, prepaid expenses and investment securities.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



16.  SEGMENT FINANCIAL INFORMATION (CONTINUED)

     The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.


                                                                                      Year Ended December 31,
                                                                                -----------------------------------
                                                                                   1997        1998         1999
                                                                                ----------   ---------    ---------
         Revenues:
             Healthcare consulting.....................................         $   63,509   $ 105,644    $ 133,339
             Enterprise-wide communications............................             13,396      19,102       15,316
             e-commerce/systems integration............................                -           -            694
                                                                                ----------   ---------    ---------
                   Subtotal............................................             76,905     124,746      149,349
             Intrasegment elimination - healthcare consulting..........                (10)        -            -
                                                                                ----------   ---------    ---------
                   Consolidated revenues...............................         $   76,895   $ 124,746    $ 149,349
                                                                                ==========   =========    =========
         Gross Profit and Income Statement Reconciliation:
             Healthcare consulting.....................................         $   33,143   $  50,838    $  54,699
             Enterprise-wide communications............................              4,492       8,882        2,961
             e-commerce/systems integration............................                -           -            (25)
                                                                                ----------   ---------    ---------
                   Consolidated gross profit...........................             37,635      59,720       57,635

             Unallocated:
                SG&A expenses..........................................             31,236      48,333       65,597
                Costs incurred in connection with new
                   business initiative.................................                -           -          4,840
                Other income, principally interest.....................             (2,728)     (4,572)      (1,874)
                Merger expenses........................................                917         -            -
                                                                                ----------   ---------    ---------
                   Subtotal............................................             29,425      43,761       68,563
                                                                                ----------   ---------    ---------
                   Consolidated earnings (loss) before income taxes....         $    8,210   $  15,959    $ (10,928)
                                                                                ==========   =========    =========
         Depreciation and amortization:
             Healthcare consulting.....................................         $      484   $   1,493    $   4,636
             Enterprise-wide communications............................                956       1,715        2,519
             e-commerce/systems integration............................                -           -            -
                                                                                ----------   ---------    ---------
                   Consolidated depreciation and amortization..........         $    1,440   $   3,208    $   7,155
                                                                                ==========   =========    =========
         Identifiable assets:
             Healthcare consulting.....................................         $   21,975   $  63,899    $  71,105
             Enterprise-wide communications............................              8,232      15,374        6,002
             e-commerce/systems integration............................                -           -            351
             Unallocated...............................................             89,194      54,453      109,139
                                                                                ----------   ---------    ---------
                   Consolidated total assets...........................           $119,401   $ 133,726    $ 186,597
                                                                                ==========   =========    =========
         Expenditures for long-term assets:
             Healthcare consulting.....................................         $    5,605   $  14,075    $   7,524
             Enterprise-wide communications............................              3,316      16,261        5,921
             e-commerce/systems integration............................                -           -            -
                                                                                ----------   ---------    ---------
                                                                                $    8,921   $  30,336    $  13,445
                                                                                ==========   =========    =========

                                      F-18