Form 10-Q
period 2000-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2000-05-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


     x   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
    ---  OF 1934
                 For the quarterly period ended March 31, 2000


                                       OR


    --- TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of May 12, 2000, 10,474,846 shares of the registrant's common stock (par value $.01) were outstanding.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2000
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                               PAGE NO.
                                                                                                             --------

     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31,                   3
                   1999 (unaudited)

                   Condensed Consolidated Statements of Operations for the three months ended                    4
                   March 31, 2000 and 1999 (unaudited)


                   Condensed Consolidated Statements of Cash Flows for the three months ended                    5
                   March 31, 2000 and 1999 (unaudited)


                   Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                   10
                   Operations


     Item 3.       Quantitative and Qualitative Disclosure About Market Risk Sensitive
                   Instruments                                                                                  13



PART II - OTHER INFORMATION




     Item 5.       Other Information                                                                            14

     Item 6.       Exhibits and Reports on Form 8-K                                                             14

SIGNATURES                                                                                                      15


Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   March 31,      December 31,
                                                                                     2000           1999
                                                                                  ------------    ------------

                              ASSETS

   Current assets
        Cash and cash equivalents                                                 $     24,005    $     16,691
        Short-term investments                                                              --          13,908
        Accounts receivable, net                                                        31,389          38,728
        Accrued interest receivable and prepaid expenses                                 3,995           3,201
        Refundable income taxes                                                          4,071           5,482
        Deferred income taxes                                                            2,985              --
                                                                                  ------------    ------------


                 Total current assets                                                   66,445          78,010


         Property and equipment, net                                                    20,995          20,695
         Goodwill, net                                                                  18,449          18,097
         Investments                                                                    40,661          69,683
         Other long-term assets                                                            112             112
                                                                                  ------------    ------------


           Total Assets                                                           $    146,662    $    186,597
                                                                                  ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
        Accounts payable                                                          $      2,965    $      6,093
        Accrued liabilities                                                              4,772           3,624
        Deferred revenue                                                                 5,050           6,254
        Deferred income taxes                                                               --             228
                                                                                  ------------    ------------


           Total current liabilities                                                    12,787          16,199

   Deferred income taxes                                                                 7,701          19,463
   Stockholders' equity
        Preferred stock; authorized, 1,000,000 shares of
        $.01 par value; issued and outstanding, 2,000 as of
        March 31, 2000 and December 31, 1999                                                --              --

        Common stock;  authorized,  30,000,000 shares of
        $.01 par value; issued,
        10,429,562 as of March 31, 2000
        and 10,426,167 as of December 31, 1999                                             104             104

        Additional paid-in capital                                                     114,408         114,174

        Accumulated other comprehensive income                                          11,175          33,588

        Retained earnings                                                                3,393           5,975

        Treasury stock - at cost, 85,000 shares as of March 31, 2000
        and December 31, 1999                                                           (2,270)         (2,270)

        Stockholders' notes receivable                                                    (636)           (636)
                                                                                  ------------    ------------

           Total stockholders' equity                                                  126,174         150,935
                                                                                  ------------    ------------

           Total Liabilities and Stockholders' Equity                             $    146,662    $    186,597
                                                                                  ============    ============




            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)






                                                                                         THREE MONTHS ENDED

                                                                                               MARCH 31,
                                                                                               ---------

                                                                                       2000                 1999
                                                                                       ----                 ----


   Revenues                                                                      $          28,073   $         40,029

   Operating costs and expenses
     Cost of services                                                                       23,029             20,749
     Selling, general and administrative expenses                                           18,370             14,897
                                                                                 -----------------   ----------------
        Total operating costs and expenses                                                  41,399             35,646
                                                                                 -----------------   ----------------
        Earnings (loss) from operations                                                    (13,326)             4,383
   Other income, principally realized gains
     on sale of investments                                                                  9,340                478
                                                                                 -----------------   ----------------
        Earnings (loss) before income taxes (benefit)                                       (3,986)             4,861
   Provision for income taxes (benefit)                                                     (1,404)             1,876
                                                                                 -----------------   ----------------
        Net earnings (loss)                                                      $          (2,582)  $          2,985
                                                                                 =================   ================

   Net earnings (loss) per share - basic                                         $           (0.25)  $           0.29
                                                                                 =================   ================
   Net earnings (loss) per share - diluted                                       $           (0.25)  $           0.28
                                                                                 =================   ================
     Weighted average number of common and
       common equivalent shares outstanding - basic                                         10,342             10,347
                                                                                 =================   ================
     Weighted average number of common and
       common equivalent shares outstanding - diluted                                       10,342             10,609
                                                                                 =================   ================




            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        -----------------------------
                                                                                           2000                 1999
                                                                                           ----                 ----

    Cash flows from operating activities:
        Net earnings (loss)                                                             $   (2,582)        $    2,985
        Adjustments to reconcile net earnings (loss)
          to net cash used in operating activities:
           Depreciation and amortization of property and equipment                           1,457                977
           Goodwill amortization                                                               390                295
           Bad debt expense                                                                    493                394
           Gain on sale of securities                                                       (8,974)                --
           Deferred income taxes                                                               281                337
           Options issued to non-employees                                                     183                 --
           Interest income on marketable debt security                                         (83)                --
           Warrants from business partner                                                      (30)                --
           Changes in operating  assets and liabilities,  1999 is net of effects from acquisition:
              Accounts receivable                                                            6,846             (5,152)
              Accrued interest receivable and prepaid expenses                                (794)              (365)
              Refundable income taxes                                                        1,411                 --
              Accounts payable                                                              (3,128)              (281)
              Accrued liabilities                                                            1,148                (40)
              Income taxes payable                                                              --              1,181
              Deferred revenue                                                              (1,204)            (1,502)
                                                                                        ----------         ----------
                                                                                            (4,586)            (1,171)
                     Net cash used in operating activities


    Cash flows from investing activities:
        Proceeds from sale of investments                                                   14,348                 --
        Purchase of businesses                                                                (722)            (2,924)
        Purchase of property and equipment                                                  (1,757)            (1,964)
                                                                                        ----------         ----------
                     Net cash provided by (used in) investing activities                    11,869             (4,888)


    Cash flows from financing activities:
        Exercise of stock options                                                               31                834
        Repayment of long-term debt                                                             --                (61)
                                                                                        ----------         ----------
                     Net cash provided by financing activities                                  31                773
                                                                                        ----------         ----------

    Net increase (decrease) in cash                                                          7,314             (5,286)
    Cash and cash equivalents, beginning of period                                          16,691             51,519
                                                                                        ----------         ----------

    Cash and cash equivalents, end of period                                            $   24,005         $   46,233
                                                                                        ==========         ==========

    Supplemental disclosure of cash flow information:
        Interest payments                                                               $       --         $       26
        Income tax payments                                                             $       25         $      257
        Net unrealized loss on investments, net of deferred
          income taxes                                                                  $   22,413         $       --




            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION


         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2000.

         Certain  1999  amounts  have  been   reclassified  to  conform  to  the
classifications used in 2000.

NOTE 2 - COST FUNDING FROM BUSINESS PARTNER


         During the quarter ended March 31, 2000, operating costs were incurred in connection with the Company's various new business initiatives. Of these costs, a portion, $292,000 in costs of services and $708,000 in selling, general and administrative expenses were funded by a business partner, and were recorded as a reduction to expense in the accompanying financial statements.

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

         The computation of diluted net earnings (loss) per share for the three months ended March 31, 1999 includes approximately 262,000 shares of common stock equivalents. Options and warrants to purchase approximately 3,021,000 and 945,000 shares of common stock with a weighted average exercise price of $29.25 and $38.49 were outstanding at March 31, 2000 and 1999 respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

NOTE 4 - INVESTMENT


         In October 1999, the Company invested $5.0 million in Neoforma.com, a leading provider of business-to-business e-commerce services in the healthcare marketplace, and initially recorded its investment at cost. During the quarter ended March 31, 2000, Neoforma.com completed its initial public offering, providing a readily determinable fair value of the Company's investment in Neoforma.com's stock. The Company's investment is restricted by applicable securities laws and a lock-up agreement, which expires in July 2000. Therefore, the Company's investment in Neoforma.com is subject to the accounting guidelines of Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and as of March 31, 2000, the Company has recorded its investment at fair value, resulting in an unrealized gain of approximately $9.4 million.

NOTE 5 - OTHER COMPREHENSIVE (INCOME) LOSS

         Other comprehensive income (loss) includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investments in drkoop.com, WebMD, Inc. and Neoforma.com. Total comprehensive loss is summarized as follows:



                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                                  ------------
                                              2000            1999
                                              ----            ----

Net earnings (loss)                          $ (2,582)       $ 2,985
Other comprehensive loss,
   net of income tax                          (22,413)            --
                                             --------        -------


Total comprehensive income (loss)            $(24,995)       $ 2,985
                                             ========        =======


NOTE 6 - SEGMENT FINANCIAL INFORMATION

         The Company conducts its business in three segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Effective January 1, 2000, the Company organized into the business segments of consulting, outsourcing and e-Health. The consulting segment provides information technology, as well as strategic and operations management consulting and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. The outsourcing segment offers the client an array of services, functions, and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing. The e-Health segment works to leverage the power, speed, and value of Internet technologies to: achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners, and provide total solutions in business-to-business and business-to consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior assists its clients to achieve supply chain efficiencies, accelerate revenue, and manage clinical content. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.


         Information on the Company's operations for the three months ended March 31, 2000 and 1999 is summarized as follows in thousands. Amounts for 1999 have been reclassified to conform to the classifications used in 2000:




                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        2000              1999
                                                                                        ----              ----


Revenues
    Consulting                                                                       $  12,952          $  30,429
    Outsourcing                                                                          7,618              9,600
    e-Health                                                                             7,503                 --
                                                                                     ---------          ---------
         Consolidated revenues                                                       $  28,073          $  40,029
                                                                                     =========          =========

Gross Profit and Income Statement Reconciliation

    Consulting                                                                       $   3,482          $  15,588
    Outsourcing                                                                          2,002              3,692
    e-Health                                                                              (440)                --
                                                                                     ---------          ---------
         Consolidated gross profit                                                       5,044             19,280


    Unallocated
       SG&A expenses                                                                    18,370             14,897
       Other income, principally realized gains on sale of investments                  (9,340)              (478)
                                                                                     ---------          ---------
         Subtotal                                                                        9,030             14,419
                                                                                     ---------          ---------
         Consolidated earnings (loss) before income taxes (benefit)                  $  (3,986)         $   4,861
                                                                                     =========          =========




        During the three months ended March 31, 2000 and 1999, there were no intercompany sales and there was no change in the basis of measurement of group earnings or loss.

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


         Statements   included  in  Management's   Discussion  and  Analysis  of
Financial Condition and Results of Operations which are not historical in nature, are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 21E of the
Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises", "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to numerous risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including, without limitation, the risk factors identified in the Company's Registration Statement Form S-3 (File No. 333-53339), and Registration Statement on Form S-3 (File No. 333-70337).

         The Company conducts its business in three segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a leading provider of Digital Business Transformation (TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides healthcare enterprises with comprehensive end-to-end technology solutions that incorporate brand management, business to business (B2B) and business to consumer (B2C) e-commerce, as well as multi-disciplinary e-health business solutions. Effective January 1, 2000, the Company organized into the business segments of consulting, outsourcing and e-Health. The consulting segment provides information technology, as well as strategic and operations management consulting and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. The outsourcing segment offers the client an array of services, functions, and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing. The e-Health segment assists to leverage the power, speed, and value of Internet technologies to: achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners, and provide total solutions in business-to-business and business-to consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior assists its clients to achieve supply chain efficiencies, accelerate revenue, and manage clinical content.


         In 1999 and the first quarter of 2000, the Company has expanded its e-Health, e-commerce and systems integration areas. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications, and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities in markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; and increased competition for consultant talent in the e-commerce field, increasing the Company's cost of providing services.

         The Company derives a substantial portion of its revenues from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, often on a monthly payment schedule. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. As of December 31, 1999, the Company has increased the number of projects billed on a fixed-fee basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company  recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of March 31, 2000, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, typically billable on a per seat per month basis. There can be no assurance that the Company will be able to achieve profit margins on outsourcing contracts which are consistent with its historical levels of profitability. In e-Health, the Company also derives revenues from fees generated from
its  Digital   Business   Transformation partnerships.  This revenue is
generally recognized ratably over the life of the contract.

         The Company seeks to grow revenue through various means, including an increase in the number of projects for existing and new clients and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services with a focus on opportunities arising from the demand for Internet expertise. The Company manages its client development efforts through several strategic services groups, each having specific geographic responsibility and focus.


         The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company foresees this trend continuing as competition for recruiting and retaining skilled consultants intensifies, particularly in the area of e-commerce services. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered by the impact of the Company's current market price.


         The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company attempts to optimize utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when consultants are not fully utilized. An unanticipated termination of a significant project has and can cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. During 1999, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and Y2K transition concerns combined forces to dampen overall industry demand for new IT service consulting projects. In addition, the Company's establishment of new practice areas, lines of business, hiring of consultants in peak hiring periods and further geographic expansion have and can from time to time adversely affect utilization. For example, the Company intends to grow its e-Health segment to capture increased client demand expected to occur in this area, and this growth will impact utilization as these new areas come online. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of the annual employees' meeting have and can result in lower consultant utilization. Variations in consultant utilization result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis, and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting and training, continuing education, marketing, facilities, administration, including compensation and benefits, outside professional fees, equipment depreciation and amortization of goodwill.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999

         Revenues.


                  Consulting. Revenues in this segment decreased by $17.5 million, or 57.4%, to $12.9 million for the three months ended March 31, 2000, as compared to $30.4 million for the three months ended March 31, 1999. The revenue decrease was due to significantly lower consultant utilization for this segment.

         Outsourcing. Revenues in this segment decreased by $2.0 million, or 20.7%, to $7.6 million for the three months ended March 31, 2000, as compared to $9.6 million for the three months ended March 31, 1999. The decrease is primarily attributable to lower consultant utilization in this segment resulting from the Company's decision to withdraw from an outsourcing agreement as a result of the client's decision to compete against the Company in the local outsourcing market.

                  e-Health. Revenues in this segment were $7.5 million for the three months ended March 31, 2000. The Company did not have an e-Health segment during the three months ended March 31, 1999.


         Cost of Services.


         Consulting. Cost of services in this segment decreased by $5.4 million, or 42.9%, to $9.5 million for the three months ended March 31, 2000, as compared to $14.9 million for the three months ended March 31, 1999. The decrease was due primarily to adjustments the Company made to optimize its work force through the redeployment of staff to the e-Health segment and consultant reductions. Cost of services as a percentage of revenue for this segment increased to 73.1% for the three months ended March 31, 2000, as compared to 48.8% for the three months ended March 31, 1999. The increase is attributable to significantly lower consultant utilization and a lower revenue base for this segment.

         Outsourcing. Cost of services in this segment remained consistent for the three months ended March 31, 2000, as compared with the three months ended March 31, 1999. Cost of services as a percentage of revenue for this segment increased to 73.7% for the three months ended March 31, 2000, as compared to 61.5% for the three months ended March 31, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on future demand and lower consultant utilization in this segment.

                   e-Health. Cost of services in this segment were $7.9 million for the three months ended March 31, 2000. These costs consisted primarily of compensation expenses associated with the Company's continued pursuit to gain market share in the e-health sector. Cost of services as a percentage of revenue for this segment was 105.9% for the three months ended March 31, 2000.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.5 million, or 23.3%, to $18.4 million for the three months ended March 31, 2000, as compared to $14.9 million for the three months ended March 31, 1999. The increase was due to recruiting and training expenses relating to the new lines of business as well as higher marketing, outside professional fees, continuing education and compensation expenses. Selling, general and administrative expenses as a percentage of revenues increased to 65.4% from 37.2%. The increase was due to the investment in new lines of business, higher recruiting, training, marketing and outside professional fee expenses, as well as a lower revenue base than anticipated.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED

                  Other income and expense. Other income was $9.3 million for the three months ended March 31, 2000, as compared to $0.5 million of other income for the three months ended March 31, 1999. The increase was due to the gain realized on the sale of investments during the first quarter of 2000, in which the Company received proceeds of $14.3 million from the sale of 697,500 and 150,000 shares of drkoop.com and Healtheon/WebMD common stock, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital needs have been and will be to fund its e-commerce and systems integration initiatives, acquisitions, equity investments and equipment purchases. The Company believes that its current cash and cash equivalents, marketable securities, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.


         At March 31, 2000, the Company had cash and cash equivalents of $24.0 million and working capital of $53.7 million, as compared with cash and cash equivalents of $16.7 and working capital of $61.8 million at December 31, 1999. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions total approximately $7.2 million ($1.4 million in cash and $5.8 million in common stock) payable over the next two years. The Company owns common stock in three publicly traded companies: drkoop.com, Healtheon/WebMD and Neoforma.com. Liquidity of the Company's investment in drkoop.com is subject to volume restrictions under Rule 144. In addition, the Company's investment in Neoforma.com is restricted by a lock-up agreement, which expires in July 2000 and will not become eligible for sale under Rule 144 until October 2000.

         The Company has a line of credit arrangement at Comerica Bank N.A. of $25.0 million collateralized by accounts receivable and equity investments in public securities of the Company. The line of credit bears interest at 0.25% to 0.50% below the bank's prime rate. As of March 31, 2000, the Company had no amounts outstanding under the agreement.

         Net cash used in operations was $4.6 million for the three months ended March 31, 2000 as compared to cash used in operations of $1.2 million for the three months ended March 31, 1999. In the first quarter of 1999, net earnings of $3.0 million were more than offset by a significant increase in accounts receivable, which was primarily responsible for the net cash used in operating activities of $1.2 million. In the first quarter of 2000, the net cash used in operations was due primarily to the operating loss and a reduction in accounts payable; which was partially offset by a reduction in accounts receivable.

         Net cash of $11.9 million provided by investing activities during the three months ended March 31, 2000 consists of proceeds from the sale of investments less additions to property and equipment and contingent payments made relating to prior acquisitions as required by the applicable purchase agreements. The investments in the debt security, drkoop.com, Healtheon/ WebMD and Neoforma.com, which have a cost basis of $15.7 million, have a combined market value of $21.6 million at May 12, 2000.


         Net cash provided by financing activities during the three months ended March 31, 2000 and 1999, was principally the result of the exercise of stock options.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27*  Financial Data Schedule for the First Quarter Ended March 31, 2000

(b)      Form 8-K

         NONE
------------------------

*        Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Superior Consultant Holdings Corporation

                                     /s/ Richard D. Helppie, Jr.
Date: May 15, 2000                   -------------------------------------------
------------------                   Richard D. Helppie, Jr.
                                     Chairman, Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 15, 2000                   /s/ James T. House
------------------                   -------------------------------------------
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
