Form 10-Q
period 2000-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2000-08-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  x   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
-----                             1934
                  For the quarterly period ended June 30, 2000


                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
----                              1934
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


As of August 11, 2000, 10,474,846 shares of the registrant's common stock (par value $.01) were outstanding.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2000
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                            PAGE NO.
                                                                                                          --------
     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31,                    3
                   1999 (unaudited)

                   Condensed Consolidated Statements of Operations for the three and six months                  4
                   ended June 30, 2000 and 1999 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for the six months ended June                 5
                   30, 2000 and 1999 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                    9
                   Operations

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk
                   Sensitive Instruments                                                                        13


PART II - OTHER INFORMATION

     Item 4.       Submission of Matters to a Vote of Security Holders                                          14

     Item 6.       Exhibits and Reports on Form 8-K                                                             14

SIGNATURES                                                                                                      15


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                        JUNE 30,        DECEMBER 31,
                                                                                                          2000              1999
                                                                                                          ----              ----
                              ASSETS

Current assets
     Cash and cash equivalents                                                                          $  21,349         $  16,691
     Short-term investments                                                                                 9,024            13,908
     Accounts receivable, net                                                                              27,750            38,728
     Accrued interest receivable and prepaid expenses                                                       4,049             3,201
     Refundable income taxes                                                                                7,847             5,482
                                                                                                        ---------         ---------

        Total current assets                                                                               70,019            78,010

Property and equipment, net                                                                                20,822            20,695
Goodwill, net                                                                                              18,860            18,097
Investments                                                                                                12,882            69,683
Other long-term assets                                                                                        203               112
                                                                                                        ---------         ---------

        Total Assets                                                                                    $ 122,786         $ 186,597
                                                                                                        =========         =========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Line of credit                                                                                     $   4,700         $    --
     Accounts payable                                                                                       6,095             6,093
     Accrued liabilities                                                                                    3,322             3,624
     Deferred revenue                                                                                       5,044             6,254
     Deferred income taxes                                                                                    138               228
                                                                                                        ---------         ---------

        Total current liabilities                                                                          19,299            16,199

Deferred income taxes                                                                                          14            19,463
Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value; issued
     and outstanding, 2,000 as of June 30, 2000 and December 31, 1999                                        --                --

     Common stock; authorized, 30,000,000 shares of $.01 par value; issued,
     10,474,846 as of June 30, 2000 and 10,426,167 as of December 31, 1999                                    105               104

     Additional paid-in capital                                                                           115,041           114,174

     Accumulated other comprehensive income                                                                   224            33,588

     Retained earnings (deficit)                                                                           (8,991)            5,975

     Treasury stock - at cost, 85,000 shares as of June 30, 2000 and December
     31, 1999                                                                                              (2,270)           (2,270)

     Stockholders' notes receivable                                                                          (636)             (636)
                                                                                                        ---------         ---------

        Total stockholders' equity                                                                        103,473           150,935
                                                                                                        ---------         ---------

        Total Liabilities and Stockholders' Equity                                                      $ 122,786         $ 186,597
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

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                       JUNE 30,                      JUNE 30,
                                                                                -----------------------       ----------------------
                                                                                  2000           1999           2000           1999
                                                                                  ----           ----           ----           ----
Revenues                                                                        $ 25,495       $ 42,146       $ 53,568      $ 82,175

Operating costs and expenses
     Cost of services                                                             21,325         21,870         44,354        42,619
     Selling, general and administrative expenses                                 18,056         15,653         36,426        30,550
     Costs incurred in connection with new business initiative                      --            4,840           --           4,840
                                                                                --------       --------       --------      --------

        Total operating costs and expenses                                        39,381         42,363         80,780        78,009
                                                                                --------       --------       --------      --------

        Earnings (loss) from operations                                          (13,886)          (217)       (27,212)        4,166

Other income, including realized gains on
  sale of investments                                                                414            579          9,754         1,057
                                                                                --------       --------       --------      --------

        Earnings (loss) before income taxes (benefit)                            (13,472)           362        (17,458)        5,223
Provision for income taxes (benefit)                                              (1,088)           157         (2,492)        2,033
                                                                                --------       --------       --------      --------

        Net earnings (loss)                                                     $(12,384)      $    205       $(14,966)     $  3,190
                                                                                ========       ========       ========      ========

Net earnings (loss) per share - basic                                           $  (1.19)      $   0.02       $  (1.44)     $   0.31
                                                                                ========       ========       ========      ========

Net earnings (loss) per share - diluted                                         $  (1.19)      $   0.02       $  (1.44)     $   0.30
                                                                                ========       ========       ========      ========

     Weighted average number of common and
        common equivalent shares outstanding - basic                              10,384         10,368         10,363        10,357
                                                                                ========       ========       ========      ========

     Weighted average number of common and
        common equivalent shares outstanding - diluted                            10,384         10,517         10,363        10,563
                                                                                ========       ========       ========      ========


            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                                           2000              1999
                                                                                                           ----              ----
Cash flows from operating activities:
    Net earnings (loss)                                                                                 $(14,966)          $  3,190
    Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in) operating activities:
      Depreciation and amortization of property and equipment                                              2,893              3,504
      Goodwill amortization                                                                                  762                632
      Bad debt expense                                                                                       763                599
      Gain on sale of property and equipment                                                                 (27)              --
      Gain on sale of securities                                                                          (9,033)              --
      Deferred income taxes (benefit)                                                                      3,171             (1,661)
      Options issued to non-employees                                                                        183               --
      Non-cash compensation                                                                                 --                2,856
      Interest income on marketable debt security                                                           (167)              (167)
      Warrants from business partner                                                                         (59)              --
      Changes in operating assets and liabilities, 1999 is net of effects from acquisition:
         Accounts receivable                                                                              10,215             (6,393)
         Accrued interest receivable and prepaid expenses                                                   (848)               100
         Refundable income taxes                                                                          (2,365)              --
         Other long-term assets                                                                              (91)                95
         Accounts payable                                                                                      2             (1,667)
         Accrued liabilities, deferred bonuses and compensation                                             (302)             1,625
         Deferred revenue                                                                                 (1,210)                44
         Income taxes payable                                                                               --                  356
                                                                                                        --------           --------

               Net cash provided by (used in) operating activities                                       (11,079)             3,113

Cash flows from investing activities:
    Purchase of investment securities                                                                       --              (10,006)
    Proceeds from sale of investments                                                                     14,870               --
    Purchase of businesses                                                                                  (871)            (3,219)
    Purchase of property and equipment                                                                    (3,177)            (4,706)
    Proceeds from sale of property and equipment                                                             184               --
                                                                                                        --------           --------

              Net cash provided by (used in) investing activities                                         11,006            (17,931)

Cash flows from financing activities:
    Proceeds from line of credit                                                                           4,700               --
    Exercise of stock options                                                                                 31              1,401
    Repayment of long-term debt                                                                             --                  (61)
                                                                                                        --------           --------
              Net cash provided by financing activities                                                    4,731              1,340
                                                                                                        --------           --------

Net increase (decrease) in cash                                                                            4,658            (13,478)
Cash and cash equivalents, beginning of period                                                            16,691             45,833
                                                                                                        --------           --------

Cash and cash equivalents, end of period                                                                $ 21,349           $ 32,355
                                                                                                        ========           ========
Supplemental disclosure of cash flow information:
    Interest payments                                                                                   $      -           $     26
    Income tax payments                                                                                 $     25           $  3,232
    Net unrealized gain (loss) on investments, net of deferred
      income taxes                                                                                      $(33,364)          $ 44,970



            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE 2 - COST FUNDING FROM BUSINESS PARTNER

         During the three and six months ended June 30, 2000, operating costs were incurred in connection with the Company's various new business initiatives. Of these costs, a portion of costs of services and selling, general and administrative expenses were funded by a business partner and were recorded as a reduction to expense. The reduction in cost of services was $232,000 and $524,000 for the three and six months ended June 30, 2000, respectively, and the reduction in selling, general and administrative expenses was $493,000 and $1,201,000 for the three and six months ended June 30, 2000, respectively.

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

         The computation of diluted net earnings per share for the three and six months ended June 30, 1999, includes approximately 149,000 and 206,000 shares of common stock equivalents, respectively. Options and warrants to purchase approximately 2,149,000 and 1,297,000 shares of common stock with a weighted average exercise price of $31.88 and $37.14 were outstanding at June 30, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investments in drkoop.com, Inc., Healtheon/WebMD Corporation and Neoforma.com, Inc. Total comprehensive income (loss) is summarized as follows:

                                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                              JUNE 30,                              JUNE 30,
                                                                              --------                              --------
                                                                      2000               1999               2000               1999
                                                                      ----               ----               ----               ----

Net earnings (loss)                                                $(12,384)           $   205           $(14,966)           $ 3,190
Other comprehensive income
   (loss), net of income tax                                        (10,951)            44,970           $(33,364)            44,970
                                                                   --------            -------           --------            -------

Total comprehensive income (loss)                                  $(23,335)           $45,175           $(48,330)           $48,160
                                                                   ========            =======           ========            =======

NOTE 5 - SEGMENT FINANCIAL INFORMATION

         The Company conducts its business in three segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Effective January 1, 2000, the Company organized into the business segments of consulting, outsourcing and e-Health. The consulting segment provides information technology, as well as strategic and operations management consulting and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing. The e-Health segment works to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior assists its clients to achieve supply chain efficiencies, accelerate revenue and manage clinical content. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.

         Information on the Company's operations for the three and six months ended June 30, 2000 and 1999, is summarized as follows in thousands. Amounts for 1999 have been reclassified to conform to the classifications used in 2000:

                                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                   JUNE 30,                        JUNE 30,
                                                                                   --------                        --------
                                                                             2000            1999            2000            1999
                                                                             ----            ----            ----            ----
Revenues

    Consulting                                                             $ 11,898        $ 32,472        $ 25,349        $ 62,901
    Outsourcing                                                               7,334           9,674          14,453          19,274
    e-Health                                                                  6,263            --            13,766            --
                                                                           --------        --------        --------        --------

       Consolidated revenues                                               $ 25,495        $ 42,146        $ 53,568        $ 82,175
                                                                           ========        ========        ========        ========

Gross Profit and Statement of Operations Reconciliation

    Consulting                                                             $  4,626        $ 17,706        $  8,108        $ 33,294
    Outsourcing                                                               1,888           2,570           3,890           6,262
    e-Health                                                                 (2,344)           --            (2,784)           --
                                                                           --------        --------        --------        --------

       Consolidated gross profit                                              4,170          20,276           9,214          39,556

    Unallocated:
    SG&A expenses                                                            18,056          15,653          36,426          30,550
    Costs incurred in connection with new business
    initiative                                                                 --             4,840            --             4,840
    Other income, including realized gains on sale of
    investments                                                                (414)           (579)         (9,754)         (1,057)
                                                                           --------        --------        --------        --------

       Subtotal                                                              17,642          19,914          26,672          34,333
                                                                           --------        --------        --------        --------

       Consolidated earnings (loss) before income taxes
       (benefit)                                                           $(13,472)       $    362        $(17,458)       $  5,223
                                                                           ========        ========        ========        ========

         The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly, such information is not provided.

         During the three and six months ended June 30, 2000 and 1999, there were no intercompany sales and there was no change in the basis of measurement of group earnings or loss.

         The Company's reportable segments are business units that offer and provide different services through different means. The Company's recruiting, training, information technology, merger and acquisition, accounting, finance and senior management functions are combined into the unallocated SG&A expenses.

NOTE 6 - INCOME TAXES

         The income tax benefit for the three and six months ended June 30, 2000, does not approximate the federal statutory tax rate, primarily due to the provision of a valuation allowance of approximately $3.2 million during the three months ended June 30, 2000.

NOTE 7 - LINE OF CREDIT

         The Company has a line of credit arrangement at Comerica Bank N.A. of $25.0 million collateralized by accounts receivable and equity investments in public securities of the Company. The Company is required to maintain certain
liquidity levels as of the end of each quarter.   Based on provisions of the
loan agreement, the Company would have been eligible to borrow approximately $14.9 million on the line of credit at June 30, 2000. The line of credit bears interest at 0.25% to 0.50% below the bank's prime rate (effective rate of 9.50% at June 30, 2000). As of June 30, 2000, the Company had $4.7 million outstanding under the agreement. At June 30, 2000, the Company was in violation of a covenant requiring achievement of specified operating results. The Company has obtained a waiver from the bank with respect to such default and is currently renegotiating the line of credit agreement to revise the covenant, which caused the default.

NOTE 8 - SUBSEQUENT EVENT

         During the six months ended June 30, 2000,as compared with the six months ended June 30, 1999, the Company experienced a decline in demand for its services. Effective August 4, 2000, the Company implemented a strategic transition plan ("the transition plan"), which was endorsed by the Company's Board of Directors. The transition plan is designed to improve overall financial performance through operating cost reductions and the optimization of the Company's work force. The transition plan is intended to eliminate at least
$9.0 million in quarterly operating costs.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises," "expect" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: acquisitions under consideration, the ability to integrate acquisitions on a timely basis, significant client assignments, recruiting and new business solicitation efforts, regulatory changes and other factors affecting the financial constraints on the Company's clients, economic factors specific to healthcare and general economic conditions. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

         The Company conducts its business in three segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a leading provider of Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides healthcare enterprises with comprehensive end-to-end technology solutions that incorporate brand management, business-to-business (B2B) and business-to-consumer (B2C) e-commerce, as well as multi-disciplinary e-health business solutions. Effective January 1, 2000, the Company organized into the business segments of consulting, outsourcing and e-Health. The consulting segment provides information technology, as well as strategic and operations management consulting and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to Superior's skilled labor pool. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing. The e-Health segment assists clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior assists its clients to achieve supply chain efficiencies, accelerate revenue and manage clinical content.

         During 1999 and 2000, the Company continued to expand its e-Health, e-commerce and systems integration areas. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities in markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent in the e-commerce field, increasing the Company's cost of providing services.

         The Company derives a substantial portion of its revenues from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, often on a monthly payment schedule. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of June 30, 2000, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, typically billable on a per seat per month basis. There can be no assurance that the Company will be able to achieve profit margins on outsourcing and support contracts which are consistent with its historical levels of profitability. In e-Health, the Company derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract.

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

         The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. The Company foresees this trend continuing as competition for recruiting and retaining skilled consultants intensifies, particularly in the area of e-commerce services. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered by the impact of the Company's current stock price.

         The Company's cost of services as a percentage of revenues is also impacted by its consultant utilization. The Company attempts to optimize utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when consultants are not fully utilized. An unanticipated termination of a significant project has and can cause the Company to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants. During 1999, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and Y2K transition concerns combined forces to dampen overall industry demand for new IT service consulting projects. The Company continued to experience a decline in demand as these factors continued during the first half of 2000 coupled with a lengthening in the outsourcing sales cycle.

         In addition, the Company's establishment of new practice areas, lines of business and hiring of consultants in peak hiring periods have and can from time to time adversely affect utilization. For example, the Company intends to grow its e-Health segment to capture increased client demand expected to occur in this area and this growth will impact utilization as these new areas come online. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of the annual employees' meeting have and can result in lower consultant utilization. Variations in consultant utilization result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, marketing, facilities, administration, including compensation and benefits, outside professional fees, equipment depreciation and amortization of goodwill.

         During the six months ended June 30, 2000, as compared with the six months ended June 30, 1999, the Company experienced a decline in demand for its services. Effective August 4, 2000, the Company implemented a strategic transition plan ("the transition plan"), which was endorsed by the Company's Board of Directors. The transition plan is designed to improve overall financial performance through operating cost reductions and the optimization of the Company's work force. The transition plan is designed to eliminate at least $9.0 million in quarterly operating costs.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues.

                  Consulting. Revenues in this segment decreased by $20.6 million, or 63.4%, to $11.9 million for the three months ended June 30, 2000, as compared to $32.5 million for the three months ended June 30, 1999. The revenue decrease was due to lower consultant utilization for this segment.

                  Outsourcing. Revenues in this segment decreased by $2.4 million, or 24.2%, to $7.3 million for the three months ended June 30, 2000, as compared to $9.7 million for the three months ended June 30, 1999. The decrease is primarily attributable to lower consultant utilization in this segment resulting from the Company's decision to withdraw from an outsourcing agreement as a result of the client's decision to compete against the Company in the local outsourcing market.

                  e-Health. Revenues in this segment were $6.3 million for the three months ended June 30, 2000. The Company did not have an e-Health segment during the three months ended June 30, 1999.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $7.5 million, or 50.8%, to $7.3 million for the three months ended June 30, 2000, as compared to $14.8 million for the three months ended June 30, 1999. The decrease was due primarily to adjustments the Company made to optimize its work force through the redeployment of staff to the e-Health segment and consultant reductions. Cost of services as a percentage of revenue for this segment increased to 61.1% for the three months ended June 30, 2000, as compared to 45.5% for the three months ended June 30, 1999. The increase is attributable to lower consultant utilization and a lower revenue base for this segment.

                  Outsourcing. Cost of services in this segment decreased by $1.7 million, or 23.3%, to $5.4 million for the three months ended June 30, 2000, as compared to $7.1 million for the three months ended June 30, 1999. The decrease is primarily attributable to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenue for this segment increased to 74.3% for the three months ended June 30, 2000, as compared to 73.4% for the three months ended June 30, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on future demand and lower consultant utilization in this segment.

                   e-Health. Cost of services in this segment were $8.6 million for the three months ended June 30, 2000. These costs consisted primarily of compensation expenses associated with the Company's continued pursuit to gain market share in the e-Health sector. Cost of services as a percentage of revenue for this segment was 137.4% for the three months ended June 30, 2000.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.4 million, or 15.4%, to $18.1 million for the three months ended June 30, 2000, as compared to $15.7 million for the three months ended June 30, 1999. The increase was due to recruiting and training expenses relating to the new lines of business, as well as higher marketing, outside professional fees, continuing education, re-training and compensation expenses. Selling, general and administrative expenses as a percentage of revenues increased to 70.8% from 37.1%. The increase was due to the investment in new lines of business, higher recruiting, training, marketing, re-training and outside professional fee expenses, as well as a lower revenue base than anticipated.

                  Other income and expense. Other income was $414,000 for the three months ended June 30, 2000, as compared to $579,000 for the three months ended June 30, 1999. The decrease was due to reduced interest earned on the Company's short-term investments. The Company's short-term investments were lower as of June 30, 2000, in comparison to June 30, 1999, due primarily to the significant decrease in revenue and the consistency of cost of services and the increase in selling, general and administrative expenses for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues.

                  Consulting. Revenues in this segment decreased by $37.6 million, or 59.7%, to $25.3 million for the six months ended June 30, 2000, as compared to $62.9 million for the six months ended June 30, 1999. The revenue decrease was due to lower consultant utilization for this segment.

                  Outsourcing. Revenues in this segment decreased by $4.8 million, or 25.0%, to $14.5 million for the six months ended June 30, 2000, as compared to $19.3 million for the six months ended June 30, 1999. The decrease is primarily attributable to lower consultant utilization in this segment resulting from the Company's decision to withdraw from an outsourcing agreement as a result of the client's decision to compete against the Company in the local outsourcing market.

                  e-Health. Revenues in this segment were $13.8 million for the six months ended June 30, 2000. The Company did not have an e-Health segment during the six months ended June 30, 1999.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $12.4 million, or 41.8%, to $17.2 million for the six months ended June 30, 2000, as compared to $29.6 million for the six months ended June 30, 1999. The decrease was due primarily to adjustments the Company made to optimize its work force through the redeployment of staff to the e-Health segment and consultant reductions. Cost of services as a percentage of revenue for this segment increased to 68.0% for the six months ended June 30, 2000, as compared to 47.1% for the six months ended June 30, 1999. The increase is attributable to lower consultant utilization and a lower revenue base for this segment.

                  Outsourcing. Cost of services in this segment decreased by $2.4 million, or 18.8%, to $10.6 million for the six months ended June 30, 2000, as compared to $13.0 million for the six months ended June 30, 1999. The decrease is primarily attributable to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenue for this segment increased to 73.1% for the six months ended June 30, 2000, as compared to 67.5% for the six months ended June 30, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on future demand and lower consultant utilization in this segment.

                   e-Health. Cost of services in this segment were $16.6 million for the six months ended June 30, 2000. These costs consisted primarily of compensation expenses associated with the Company's continued pursuit to gain market share in the e-Health sector. Cost of services as a percentage of revenue for this segment was 120.2% for the six months ended June 30, 2000.

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.8 million, or 19.2%, to $36.4 million for the six months ended June 30, 2000, as compared to $30.6 million for the six months ended June 30, 1999. The increase was due to recruiting and training expenses relating to the new lines of business, as well as higher marketing, outside professional fees, continuing education, re-training and compensation expenses. Selling, general and administrative expenses as a percentage of revenues increased to 68.0% from 37.2%. The increase was due to the investment in new lines of business, higher recruiting, training, marketing, re-training and outside professional fee expenses, as well as a lower revenue base than anticipated.

                  Other income and expense. Other income was $9.8 million for the six months ended June 30, 2000, as compared to $1.1 million for the six months ended June 30, 1999. The increase was due to the gains realized on the sale of investments during the first and second quarter of 2000, in which the Company received proceeds of $14.9 million from the sale of 1,097,500 and 150,000 shares of drkoop.com and Healtheon/WebMD common stock, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000, as compared with the six months ended June 30, 1999, the Company experienced a decline in demand for its services. Effective August 4, 2000, the Company implemented a strategic transition plan, which was endorsed by the Company's Board of Directors. The transition plan is designed to improve overall financial performance through operating cost reductions and the optimization of the Company's work force. The transition plan is intended to eliminate at least $9.0 million in quarterly operating costs. It is currently estimated that one time cash charges associated with implementing the transition plan will range from $1.0 to $2.0 million in the third quarter of 2000.

         The Company's primary capital needs have been, and will be, to fund its e-commerce and systems integration initiatives, capital expenditures and investments. The Company believes after giving effect to the transition plan, that its current cash and cash equivalents, marketable securities, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.

         At June 30, 2000, the Company had cash and cash equivalents of $21.3 million and working capital of $50.7 million, as compared with cash and cash equivalents of $16.7 and working capital of $61.8 million at December 31, 1999. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions total approximately $6.4 million ($1.2 million in cash and $5.2 million in common stock) payable over the next two years. The Company owns common stock in three publicly traded companies: drkoop.com, Inc., Healtheon/WebMD Corporation and Neoforma.com, Inc. Liquidity of the Company's investment in drkoop.com is subject to volume restrictions under Rule 144. In addition, the Company's investment in Neoforma.com is restricted by a lock-up agreement, which expires in July 2000 and will not become eligible for sale under Rule 144 until October 2000.

         The Company has a line of credit arrangement at Comerica Bank N.A. of $25.0 million collateralized by accounts receivable and equity investments in public securities of the Company. Based on provisions of the loan agreement, the Company would have been eligible to borrow approximately $14.9 million on the line of credit at June 30, 2000. The line of credit bears interest at 0.25% to 0.50% below the bank's prime rate (effective rate of 9.50% at June 30, 2000). As of June 30, 2000, the Company had $4.7 million outstanding under the agreement. At June 30, 2000, the Company was in violation of a covenant requiring achievement of specified operating results. The Company has obtained a waiver from the bank with respect to such default and is currently renegotiating the line of credit agreement to revise the covenant, which caused the default. It is anticipated that the renegotiation may result in a reduction in the amount of the line of credit and/or an increase in the interest rate on the line up to the bank's prime rate.

         Net cash used in operations was $11.1 million for the six months ended June 30, 2000, as compared to net cash provided by operations of $3.1 million for the six months ended June 30, 1999. The increase in net cash used in operations was due primarily to the net operating loss excluding the gains on sale of investments; which was partially offset by a reduction in accounts receivable.

         Net cash of $11.0 million provided by investing activities during the six months ended June 30, 2000, consists of proceeds from the sale of investments and property and equipment less additions to property and equipment and contingent payments made relating to prior acquisitions as required by the applicable purchase agreements. The investments in the debt security, drkoop.com, Healtheon/WebMD and Neoforma.com have a cost basis of $12.8 million and a combined market value of $9.1 million as of August 11, 2000.

         Net cash of $4.7 million provided by financing activities during the six months ended June 30, 2000, was from the proceeds received on the Company's line of credit.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 8, 2000, the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Charles O. Bracken, Bernard J. Lachner and Douglas S. Peters to the Company's Board of Directors. Messrs. Bracken, Lachner and Peters were each elected to serve a three-year term expiring at the Company's 2003 Annual Meeting. In the election of Mr. Bracken, 9,231,181 votes were cast in favor and 14,310 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. In the election of Mr. Lachner, 9,225,705 votes were cast in favor and 19,786 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters. In the election of Mr. Peters, 9,231,341 votes were cast in favor and 14,150 votes were cast against or withheld. In addition, there were 0 abstentions and 0 broker non-voters.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         27*  Financial Data Schedule for the Second Quarter Ended June 30, 2000

(b)      Form 8-K

         NONE

------------------------

*        Filed herewith

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Superior Consultant Holdings Corporation


Date: August 14, 2000              /s/ Richard D. Helppie, Jr.
---------------------              -----------------------------------------
                                   Richard D. Helppie, Jr.
                                   Chairman, Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 14, 2000               /s/ James T. House
---------------------               -----------------------------------------
                                   James T. House
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index


Exhibit No.                   Description

    27                        Financial Data Schedule