Form 10-Q
period 2000-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2000-11-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
-                For the quarterly period ended September 30, 2000


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

As of November 13, 2000, 11,074,846 shares of the registrant's common stock (par value $.01) were outstanding.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                        Quarter Ended September 30, 2000
                                      INDEX

PART I - FINANCIAL INFORMATION                                                         PAGE NO.
                                                                                       --------

     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30,
                   2000 and December 31, 1999 (unaudited)                                 3

                   Condensed Consolidated Statements of Operations for the three
                   and nine months ended September 30, 2000 and 1999 (unaudited)          4

                   Condensed Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2000 and 1999 (unaudited)                   5


                   Notes to Condensed Consolidated Financial Statements                   6

     Item 2.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             10

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk
                   Sensitive Instruments                                                 17

PART II - OTHER INFORMATION

     Item 5.       Other Information                                                     18

     Item 6.       Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                               19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     2000             1999
                                                                     ----             ----
                              ASSETS

   Current assets
        Cash and cash equivalents                                   $ 23,817        $ 16,691
        Short-term investments                                           236          13,908
        Accounts receivable, net                                      21,528          38,728
        Accrued interest receivable and prepaid expenses               2,132           3,201
        Refundable income taxes                                        7,886           5,482
        Deferred income taxes                                             51            --
                                                                    --------        --------
           Total current assets                                       55,650          78,010

   Property and equipment, net                                        19,953          20,695
   Goodwill, net                                                       9,094          18,097
   Investments                                                         3,038          69,683
   Deferred income taxes                                                 654            --
   Other long-term assets                                                232             112
                                                                    --------        --------

           Total Assets                                             $ 88,621        $186,597
                                                                    ========        ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities
        Line of credit                                              $  4,700        $  --
        Accounts payable                                               7,646          6,093
        Accrued liabilities, deferred bonuses and compensation         5,022          3,624
        Deferred revenue                                               3,750          6,254
        Deferred income taxes                                           --              228
                                                                    --------        -------
           Total current liabilities                                  21,118         16,199

   Deferred income taxes                                                --           19,463
   Stockholders' equity
        Preferred stock; authorized,  1,000,000 shares of
        $.01 par value; issued and outstanding, 2,000 as of
        September 30, 2000 and December 31, 1999                        --             --

        Common stock;  authorized,  30,000,000 shares of $.01
        par value; issued, 10,474,846  as of September 30, 2000
        and  10,426,167 as of December 31, 1999                          105            104

        Additional paid-in capital                                   115,068        114,174

        Accumulated other comprehensive income (loss)                 (1,035)        33,588

        Retained earnings (deficit)                                  (43,729)         5,975

        Treasury stock - at cost, 85,000 shares as of
        September 30, 2000 and December 31, 1999                      (2,270)        (2,270)

        Stockholders' notes receivable                                  (636)          (636)
                                                                    --------       --------

           Total stockholders' equity                                 67,503        150,935
                                                                    --------       --------

           Total Liabilities and Stockholders' Equity               $ 88,621      $ 186,597
                                                                    ========      =========


            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                          -------------------------     --------------------------
                                                                             2000          1999            2000           1999
                                                                             ----          ----            ----           ----
Revenues                                                                $   23,312     $   37,584       $  76,880      $ 119,759

Operating costs and expenses
     Cost of services                                                       18,368         24,508          62,722         67,127
     Selling, general and administrative expenses                           23,378         18,102          59,804         48,652
     Costs incurred in connection with new business initiative                --             --              --            4,840
     Restructuring charges                                                   2,322           --             2,322           --
     Impairment of goodwill                                                 10,221           --            10,221           --
                                                                        ----------     ----------       ---------      ---------

        Total operating costs and expenses                                  54,289         42,610         135,069        120,619
                                                                        ----------     ----------       ---------      ---------

        Loss from operations                                               (30,977)        (5,026)        (58,189)          (860)

Other income (loss), including realized gain (loss)
  on sale of investments                                                    (3,761)           380           5,993          1,437
                                                                        ----------     ----------       ---------      ---------

        Earnings (loss) before income taxes (benefit)                      (34,738)        (4,646)        (52,196)           577
Provision for income taxes (benefit)                                          --           (1,638)         (2,492)           395
                                                                        ----------     ----------       ---------      ---------

        Net earnings (loss)                                             $  (34,738)    $   (3,008)      $ (49,704)     $     182
                                                                        ==========     ==========       =========      =========

Net earnings (loss) per share - basic                                   $    (3.34)    $    (0.29)      $   (4.79)     $    0.02
                                                                        ==========     ==========       =========      =========

Net earnings (loss) per share - diluted                                 $    (3.34)    $    (0.29)      $   (4.79)     $    0.02
                                                                        ==========     ==========       =========      =========
     Weighted average number of common and
        common equivalent shares outstanding - basic                        10,390         10,328          10,372         10,346
                                                                        ==========     ==========       =========      =========
     Weighted average number of common and
        common equivalent shares outstanding - diluted                      10,390         10,328          10,372         10,483
                                                                        ==========     ==========       =========      =========


           See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                               2000              1999
                                                                               ----              ----
Cash flows from operating activities:
   Net earnings (loss)                                                     $ (49,704)           $  182
   Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                   4,187             4,711
     Goodwill amortization                                                     1,083               978
     Impairment of goodwill                                                   10,221              --
     Bad debt expense                                                          5,719             1,078
     Gain on sale of property and equipment                                      (18)             --
     Gain on sale of securities                                               (5,349)             --
     Deferred income taxes (benefit)                                           3,171            (1,736)
     Options issued to non-employees                                             209              --
     Non-cash compensation                                                      --               2,856
     Interest income on marketable debt security                                (239)             (250)
     Warrants from business partner                                               29              --
     Changes in operating assets and liabilities, 1999 is net of effects from acquisition:
       Accounts receivable                                                    11,481            (2,614)
       Accrued interest receivable and prepaid expenses                        1,069            (2,787)
       Refundable income taxes                                                (2,404)             --
       Other long-term assets                                                   (120)               91
       Accounts payable                                                        1,553                (2)
       Accrued liabilities, deferred bonuses and compensation                  1,398               290
       Deferred revenue                                                       (2,504)            2,909
                                                                            --------          --------

       Net cash provided by (used in) operating activities                   (20,218)            5,706


Cash flows from investing activities:
     Purchase of investment securities                                          --             (10,089)
     Proceeds from sale of investments                                        27,687              --
     Purchase of businesses                                                   (1,648)           (2,926)
     Purchase of property and equipment                                       (3,696)           (6,510)
     Proceeds from sale of property and equipment                                269              --
                                                                            --------          --------

       Net cash provided by (used in) investing activities                    22,612           (19,525)

Cash flows from financing activities:
     Proceeds from line of credit                                              4,700              --
     Stock repurchased                                                          --              (2,269)
     Exercise of stock options                                                    32             1,393
     Repayment of long-term debt                                                --                 (61)
                                                                            --------          --------
        Net cash provided by (used in) financing activities                    4,732              (937)
                                                                            --------          --------

Net increase (decrease) in cash                                                7,126           (14,756)
Cash and cash equivalents, beginning of period                                16,691            45,833
                                                                            --------          --------

Cash and cash equivalents, end of period                                    $ 23,817          $ 31,077
                                                                            ========          ========

Supplemental disclosure of cash flow information:
   Interest payments                                                        $    151          $     26
   Income tax payments                                                      $     25          $  4,138
   Net unrealized gain (loss) on investments, net of deferred
       income taxes                                                         $(34,623)         $ 39,473







           See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

NOTE 2 - COST FUNDING FROM BUSINESS PARTNER

         During the three and nine months ended September 30, 2000, operating costs were incurred in connection with the Company's various new business initiatives. Of these costs, a portion of costs of services and selling, general and administrative expenses were funded by a business partner and were recorded as a reduction to expense. The reduction in cost of services was $224,000 and $748,000 for the three and nine months ended September 30, 2000, respectively, and the reduction in selling, general and administrative expenses was $501,000 and $1,702,000 for the three and nine months ended September 30, 2000, respectively.

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

         The computation of diluted net earnings per share for the nine months ended September 30, 1999, includes approximately 137,000 shares of common stock equivalents. Options and warrants to purchase approximately 3,036,000 and 1,423,000 shares of common stock with a weighted average exercise price of $25.73 and $36.65 were outstanding at September 30, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

NOTE 4 - OTHER COMPREHENSIVE INCOME (LOSS)

         Other comprehensive income (loss) includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investments in drkoop.com, Inc., Healtheon/WebMD Corporation and Neoforma.com, Inc. The decrease in accumulated other comprehensive income is a result of the significant decrease in the market value of the Company's investments, as well as the sale of the Company's debt securities and holdings of drkoop.com and Healtheon/WebMD common stock during the nine months ended September 30, 2000. Total comprehensive income (loss) is summarized as follows:

                                                           Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                               -------------                    -------------
                                                           2000           1999              2000            1999
                                                           ----           ----              ----            ----
Net earnings (loss)                                     $ (34,738)       $ (3,008)       $ (49,704)      $     182

Other comprehensive income (loss), net of tax:

    Unrealized holding gains (losses) on securities
      arising during the period                            (3,484)         (5,497)         (36,814)         39,473

    Less:  reclassification adjustment for realized
      losses on securities included in net loss            (2,225)           --             (2,191)           --
                                                        ---------        --------        ---------       ---------

Other comprehensive income (loss), net of tax              (1,259)         (5,497)         (34,623)         39,473
                                                        ---------        --------        ---------       ---------
Total comprehensive income (loss)                       $ (35,997)       $ (8,505)       $ (84,327)      $  39,655
                                                        =========        ========        =========       =========



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

         Information on the Company's operations for the three and nine months ended September 30, 2000 and 1999, is summarized as follows in thousands. Amounts for 1999 have been reclassified to conform to the classifications used in 2000:




                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                                 -------------                    -------------
                                                             2000             1999            2000             1999
                                                             ----             ----            ----             ----
Revenues
    Consulting                                         $    10,291      $    28,147     $    35,640      $    91,048
    Outsourcing                                              6,754            9,229          21,207           28,503
    e-Health                                                 6,267              208          20,033              208
                                                       -----------      -----------     -----------      -----------
       Consolidated revenues                           $    23,312      $    37,584     $    76,880      $   119,759
                                                       ===========      ===========     ===========      ===========

Gross Profit and Statement of Operations Reconciliation
    Consulting                                         $     3,299      $    10,740     $    11,407      $    44,034
    Outsourcing                                              1,460            2,544           5,350            8,806
    e-Health                                                   185             (208)         (2,599)            (208)
                                                       -----------      -----------     -----------      -----------
       Consolidated gross profit                             4,944           13,076          14,158           52,632


    Unallocated:
    SG&A expenses                                           23,378           18,102          59,804           48,652
    Costs incurred in connection with new business
    initiative                                                --               --              --              4,840
    Restructuring charges                                    2,322             --             2,322             --
    Impairment of goodwill                                  10,221             --            10,221             --
    Other (income) loss, including realized (gain)
    loss on sale of investments                              3,761             (380)         (5,993)          (1,437)
                                                       -----------      -----------     -----------      -----------
       Subtotal                                             39,682           17,722          66,354           52,055
                                                       -----------      -----------     -----------      -----------
       Consolidated earnings (loss) before income
       taxes (benefit)                                 $   (34,738)     $    (4,646)    $   (52,196)     $       577
                                                       ===========      ===========     ===========      ===========



         The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly, such information is not provided.

         During the three and nine months ended September 30, 2000 and 1999, there were no intercompany sales and there was no change in the basis of measurement of group earnings or loss.

         The Company's reportable segments are business units that offer and provide different services through different means. The Company's training, information technology, accounting and finance, facilities, marketing, legal, senior management and other SG&A functions are combined into the unallocated SG&A expenses.

NOTE 6 - INCOME TAXES

         The income tax benefit for the three and nine months ended September 30, 2000, does not approximate the federal statutory tax rate, primarily due to the provision of a valuation allowance of approximately $11.9 million established during 2000. At September 30, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $31.7 million, which expires in 2020.

NOTE 7 - LINE OF CREDIT

         During September 2000, the Company amended its line of credit arrangement with Comerica Bank N.A. decreasing the maximum available borrowings from $25.0 million to $15.0 million, subject to qualifying accounts receivable. The Company is obligated to pay a commitment fee of 0.20% per annum of any unused portion of the line of credit, which is available through March 31, 2002. The line of credit bears interest at the bank's prime rate (effective rate of 9.50% at September 30, 2000). The loan agreement contains affirmative and negative covenants including requirements to satisfy certain financial tests as of the end of each month and maintain certain liquidity levels as of the end of each fiscal quarter. In October 2000, the Company obtained a waiver from the bank in connection with a technical default that existed on September 30, 2000, of a covenant requiring achievement of specified operating results. Based on provisions of the loan agreement, the Company was eligible to borrow approximately $14.0 million on the line of credit at September 30, 2000. As of September 30, 2000, the Company had $4.7 million outstanding under the agreement.

NOTE 8 - RESTRUCTURING CHARGES

         In the third quarter of 2000, the Company recorded $2.3 million of restructuring charges primarily associated with the implementation of the Company's restructuring plan in August 2000. The restructuring charges consist primarily of severance costs related to a reduction in workforce of approximately 300 employees, the write-off of fixed assets relating to the office closures and reduction in workforce, closing of various office facilities and other restructuring charges. The restructuring plan is aimed at improving future overall financial performance through operating cost reductions and the optimization of the Company's workforce.

         The restructuring charges recorded as of September 30, 2000, are summarized as follows in thousands:

         Severance costs                                       $1,615
         Write-off of fixed assets                                513
         Closing of various office facilities                     103
         Other                                                     91
                                                               ------

         Total restructuring charges                           $2,322
                                                               ======

         At September 30, 2000, approximately $680,000 of restructuring costs, primarily related to severance, are included in accrued liabilities. The Company currently anticipates approximately $505,000 of these costs will be paid during the fourth quarter of 2000 and $175,000 during 2001.

NOTE 9 - IMPAIRMENT OF GOODWILL

         As a result of management's strategic review of the Company's operations, including relevant cash flows, estimated future operating results, trends and other available information, it was determined that the carrying value of goodwill exceeded its current fair value as of September 30, 2000. The current fair value of goodwill was determined using estimated discounted future cash flows. During the quarter ended September 30, 2000, the Company recorded a non-cash impairment loss of approximately $10.2 million to write down the carrying value of goodwill.

NOTE 10 - CONTINGENCIES

         The Company is party to litigation matters and claims which are normal in the course of its operations and while the results of litigation and claims cannot be predicted with certainty, management believes that upon final resolution, any impact to the Company beyond that provided for at September 30, 2000, would not be material to the Company's consolidated financial position.

 ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises," "expect" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: developments concerning significant client assignments, consultant utilization rates, recruiting and new business solicitation efforts, regulatory changes and other factors affecting the financial constraints on the Company's clients, the ability to integrate acquisitions in an effective basis, economic factors specific to healthcare and general economic conditions. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

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

         The Company derives a substantial portion of its revenues from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. A portion of the Company's projects are billed on a fixed-fee basis, often on a monthly payment schedule. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of September 30, 2000, the Company has seven significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, typically billable on a per seat per month basis. There can be no assurance that the Company will be able to achieve profit margins on outsourcing and support contracts which are consistent with its historical levels of profitability. In e-Health, the Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract.

         The Company seeks to grow revenue through various means, including an increase in the number of projects for existing and new clients and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services with a focus on opportunities arising from the demand for Internet expertise. The Company manages its client development efforts through client partner organizations having specific geographic responsibility and focus.

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

         During 1999, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and Y2K transition concerns combined forces to dampen overall industry demand for new IT service consulting projects. The Company continued to experience a decline in demand as these factors continued during the first nine months of 2000 coupled with a lengthening in the outsourcing sales cycle. Furthermore, the Balanced Budget Act continues to adversely affect the financial stability of our clients and may impact their ability to pay for professional services rendered.

         In addition, the Company's establishment of new competency centers, lines of business and hiring of consultants in peak hiring periods have and can from time to time adversely affect utilization. For example, the Company intends to grow its e-Health segment to capture increased client demand expected to occur in this area and this growth will impact utilization as these new areas come online. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of the annual employees' meeting have and can result in lower consultant utilization. Variations in consultant utilization result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, marketing, facilities, administration, including compensation and benefits, outside professional fees, charges related to the accounts receivable allowance, litigation and claims, equipment depreciation and amortization of goodwill.

         During the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, the Company experienced a decline in demand for its services. Effective August 4, 2000, the Company implemented a restructuring plan, which was endorsed by the Company's Board of Directors. The restructuring plan is designed to improve overall financial performance through operating cost reductions and the reduction of the Company's work force. The restructuring plan included the elimination of approximately $11.0 million in quarterly operating costs and a reduction in ongoing quarterly cash requirements of approximately $10.0 million.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues.

                  Consulting. Revenues in this segment decreased by $17.8 million, or 63.4%, to $10.3 million for the three months ended September 30, 2000, as compared to $28.1 million for the three months ended September 30, 1999. The revenue decrease was primarily due to lower consultant headcount and a decline in demand for this segment's services.

                  Outsourcing. Revenues in this segment decreased by $2.4 million, or 26.8%, to $6.8 million for the three months ended September 30, 2000, as compared to $9.2 million for the three months ended September 30, 1999. The decrease is primarily attributable to lower consultant utilization in this segment resulting from the Company's decision in 1999 to withdraw from an outsourcing agreement as a result of the client's decision to compete against the Company in the local outsourcing market, which was partially offset by two new outsourcing agreements signed during 2000.

                  e-Health. Revenues in this segment increased by $6.1 million to $6.3 million for the three months ended September 30, 2000, as compared to $0.2 million for the three months ended September 30, 1999. The e-Health segment did not become fully operational until 2000, therefore the activity during the third quarter of 1999 was minimal.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $10.4 million, or 59.8%, to $7.0 million for the three months ended September 30, 2000, as compared to $17.4 million for the three months ended September 30, 1999. The decrease was due primarily to adjustments the Company made to optimize its work force through the redeployment of staff to the e-Health segment and consultant reductions. Cost of services as a percentage of revenue for this segment increased to 67.9% for the three months ended September 30, 2000, as compared to 61.8% for the three months ended September 30, 1999. The increase is attributable to lower consultant utilization and a lower revenue base for this segment.

                  Outsourcing. Cost of services in this segment decreased by $1.4 million, or 20.8%, to $5.3 million for the three months ended September 30, 2000, as compared to $6.7 million for the three months ended September 30, 1999. The decrease is primarily attributable to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenue for this segment increased to 78.4% for the three months ended September 30, 2000, as compared to 72.4% for the three months ended September 30, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on anticipated future demand and lower consultant utilization in this segment.

                  e-Health. Cost of services in this segment increased by $5.7 million to $6.1 million for the three months ended September 30, 2000, as compared to $0.4 million for the three months ended September 30, 1999. The increase is primarily attributable to the redeployment of staff from the Consulting segment as a result of the Company's continued pursuit to gain market share in the e-Health sector. Cost of services as a percentage of revenue for this segment decreased to 97.0% for the three months ended September 30, 2000, as compared to 200.0% for the three months ended September 30, 1999. The reduction was the result of the e-Health segment not becoming fully operational until 2000, therefore the activity during the third quarter of 1999 was minimal.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999 (Continued)

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.3 million, or 29.1%, to $23.4 million for the three months ended September 30, 2000, as compared to $18.1 million for the three months ended September 30, 1999. The increase was primarily due to charges related to the accounts receivable allowance, litigation and claims. Selling, general and administrative expenses as a percentage of revenues increased to 100.3% from 48.2%. The increase was due to the additional charges discussed above, as well as a lower revenue base than anticipated.

                  Restructuring charges. The Company incurred approximately $2.3 million of restructuring charges primarily associated with the implementation of the Company's restructuring plan in August 2000. The restructuring charges consist primarily of severance costs related to the reduction in workforce, the write-off of fixed assets, closing of various office facilities and other restructuring charges. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and the optimization of the Company's workforce. Refer to Note 8 ("Restructuring Charges") of the Notes to Condensed Consolidated Financial Statements for further details on the components of the restructuring charges.

                  Impairment of goodwill. As a result of management's strategic review of the Company's operations, including relevant cash flows, estimated future operating results, trends and other available information, it was determined that the carrying value of goodwill exceeded its current fair value as of September 30, 2000. The current fair value of goodwill was determined using estimated discounted future cash flows. During the quarter ended September 30, 2000, the Company recorded a non-cash impairment loss of approximately $10.2 million to write down the carrying value of goodwill.

                  Other income (loss). Other income (loss) decreased to a loss of $3.8 million for the three months ended September 30, 2000, as compared to other income of $0.4 million for the three months ended September 30, 1999. The decrease was primarily due to the $3.7 million net loss recognized on the sale of investments during the third quarter of 2000. The Company received proceeds of $12.8 million from the sale of its debt securities, 4,075,430 shares of drkoop.com and 181,541 shares of Healtheon/WebMD common stock.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues.

                  Consulting. Revenues in this segment decreased by $55.4 million, or 60.9%, to $35.6 million for the nine months ended September 30, 2000, as compared to $91.0 million for the nine months ended September 30, 1999. The revenue decrease was primarily due to lower consultant headcount and a decline in demand for this segment's services.

                  Outsourcing. Revenues in this segment decreased by $7.3 million, or 25.6%, to $21.2 million for the nine months ended September 30, 2000, as compared to $28.5 million for the nine months ended September 30, 1999. The decrease is primarily attributable to lower consultant utilization in this segment resulting from the Company's decision to withdraw from an outsourcing agreement as a result of the client's decision in 1999 to compete against the Company in the local outsourcing market, which was partially offset by two new outsourcing agreements signed during 2000.

                  e-Health. Revenues in this segment increased by $19.8 million to $20.0 million for the nine months ended September 30, 2000, as compared to $0.2 million for the nine months ended September 30, 1999. The e-Health segment was not established until the third quarter of 1999 and did not become fully operational until 2000.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $22.8 million, or 48.5%, to $24.2 million for the nine months ended September 30, 2000, as compared to $47.0 million for the nine months ended September 30, 1999. The decrease was due primarily to adjustments the Company made to optimize its work force through the redeployment of staff to the e-Health segment and consultant reductions. Cost of services as a percentage of revenue for this segment increased to 68.0% for the nine months ended September 30, 2000, as compared to 51.6% for the nine months ended September 30, 1999. The increase is attributable to lower consultant utilization and a lower revenue base for this segment.

                  Outsourcing. Cost of services in this segment decreased by $3.8 million, or 19.5%, to $15.9 million for the nine months ended September 30, 2000, as compared to $19.7 million for the nine months ended September 30, 1999. The decrease is primarily attributable to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenue for this segment increased to 74.8% for the nine months ended September 30, 2000, as compared to 69.1% for the nine months ended September 30, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on anticipated future demand and lower consultant utilization in this segment.

                  e-Health. Cost of services in this segment increased by $22.2 million to $22.6 million for the nine months ended September 30, 2000, as compared to $0.4 million for the nine months ended September 30, 1999. The increase is primarily attributable to the redeployment of staff from the Consulting segment as a result of the Company's continued pursuit to gain market share in the e-Health sector. Cost of services as a percentage of revenue for this segment decreased to 113.0% for the nine months ended September 30, 2000, as compared to 200.0% for the nine months ended September 30, 1999. The reduction was the result of the e-Health segment not becoming fully operational until 2000, therefore the activity during 1999 was minimal.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 (Continued)

                  Selling, general and administrative expenses. Selling, general and administrative expenses increased by $11.1 million, or 22.9%, to $59.8 million for the nine months ended September 30, 2000, as compared to $48.7 million for the nine months ended September 30, 1999. The increase was due to charges related to the accounts receivable allowance, litigation and claims during the third quarter of 2000, as well as increased recruiting, training and re-training expenses relating to the new lines of business and higher outside professional fees, continuing education and compensation expenses. Selling, general and administrative expenses as a percentage of revenues increased to 77.8% from 40.6%. The increase was due to the additional charges discussed above during the third quarter of 2000, as well as the investment in new lines of business, higher outside professional fees, continuing education and compensation expenses, as well as a lower revenue base than anticipated.

                  Restructuring charges. The Company incurred approximately $2.3 million of restructuring charges primarily associated with the implementation of the Company's restructuring plan in August 2000. The restructuring charges consist primarily of severance costs related to the reduction in workforce, the write-off of fixed assets, closing of various office facilities and other restructuring charges. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and the optimization of the Company's workforce. Refer to Note 8 ("Restructuring Charges") of the Notes to Condensed Consolidated Financial Statements for further details on the components of the restructuring charges.

                  Impairment of goodwill. As a result of management's strategic review of the Company's operations, including relevant cash flows, estimated future operating results, trends and other available information, it was determined that the carrying value of goodwill exceeded its current fair value as of September 30, 2000. The current fair value of goodwill was determined using estimated discounted future cash flows. During the quarter ended September 30, 2000, the Company recorded a non-cash impairment loss of approximately $10.2 million to write down the carrying value of goodwill.

                  Other income (loss). Other income was $6.0 million for the nine months ended September 30, 2000, as compared to $1.4 million for the nine months ended September 30, 1999. The increase was primarily due to the $5.3 million net gain recognized on the sale of investments during the nine months ended September 30, 2000. The Company received proceeds of $27.7 million from the sale of its debt securities, 5,172,930 shares of drkoop.com and 331,541 shares of Healtheon/WebMD common stock.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2000, as compared with the nine months ended September 30, 1999, the Company experienced a decline in demand for its services. Effective August 4, 2000, the Company implemented a restructuring plan, which was endorsed by the Company's Board of Directors. In connection with the restructuring plan, the Company has undertaken various actions to reduce its cost structure, improve its competitiveness and restore sustainable profitability. As a result, the Company recorded restructuring charges of $2.3 million for the three and nine months ended September 30, 2000. The restructuring charges consist primarily of severance costs related to the reduction in workforce, the write-off of fixed assets, closing of various office facilities and other restructuring charges. The Company currently anticipates one-time cash outflows associated with the implementation of the restructuring plan of approximately $505,000 in the fourth quarter of 2000 and $175,000 during 2001, which are included in accrued liabilities as of September 30, 2000.

         The Company's primary capital needs have been, and will be, to fund its e-commerce and systems integration initiatives, capital expenditures and investments. The Company believes after giving effect to the restructuring plan and assuming revenue consistent with current levels, that its current cash and cash equivalents, equity investment, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.

         At September 30, 2000, the Company had cash and cash equivalents of $23.8 million and working capital of $34.5 million, as compared with cash and cash equivalents of $16.7 and working capital of $61.8 million at December 31, 1999. Currently, the Company's remaining maximum contingency payments relating to its completed business acquisitions total approximately $6.5 million ($1.7 million in cash and $4.8 million in common stock) payable over the next two years. The Company owns common stock in Neoforma.com, Inc., a publicly traded company. During October 2000, the Company's investment in Neoforma.com became eligible for sale under Rule 144.

         The Company has a line of credit arrangement at Comerica Bank N.A. of $15.0 million subject to qualifying accounts receivable of the Company. The Company is obligated to pay a commitment fee of 0.20% per annum of any unused portion of the line of credit. The line of credit bears interest at the bank's prime rate (effective rate of 9.50% at September 30, 2000). Based on provisions of the loan agreement, the Company was eligible to borrow approximately $14.0 million on the line of credit at September 30, 2000. As of September 30, 2000, the Company had $4.7 million outstanding under the agreement.

         Net cash used in operations was $20.2 million for the nine months ended September 30, 2000, as compared to net cash provided by operations of $5.7 million for the nine months ended September 30, 1999. The increase in net cash used in operations was due primarily to the net operating loss excluding the impairment of goodwill, increase in bad debt expense and the gain on sale of investments; which was partially offset by a reduction in accounts receivable.

         Net cash of $22.6 million provided by investing activities during the nine months ended September 30, 2000, consists of proceeds from the sale of investments and property and equipment less additions to property and equipment and contingent payments made relating to prior acquisitions as required by the applicable purchase agreements. As of November 13, 2000, the investment in Neoforma.com has a cost basis and market value of $4.7 million and $1.8 million, respectively.

         Net cash of $4.7 million provided by financing activities during the nine months ended September 30, 2000, was from the proceeds received on the Company's line of credit.

         The Company does not believe that inflation has had a material effect on the results of its operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

         The Company currently does not invest excess funds in derivative financial instruments or other market rate sensitive instruments.

PART II - OTHER INFORMATION

Item 5.  Other Information

         On October 11, 2000, the Company's Board of Directors appointed Ronald
V. Aprahamian to the Board of Directors and elected him Chairman, succeeding Richard D. Helppie, Jr. Mr. Helppie remains Chief Executive Officer and a Director of the Company. Mr. Aprahamian was previously Chairman and Chief Executive Officer of Compucare and The Compucare Company. Also on that date, Charles O. Bracken announced his resignation as Vice-Chairman of the Board of Directors. Mr. Bracken remains an Executive Vice President and Director of the Company. Also on that date, Robert R. Tashiro announced his retirement from the Company and resigned his position as President and Chief Operating Officer and George S. Huntzinger was appointed as Mr. Tashiro's successor. Mr. Tashiro will continue to advise the Company on a consulting basis. Mr. Huntzinger was previously managing partner of DKI Consulting, Inc. and formerly President of CSC Healthcare. James T. House resigned as the Company's Vice President and Chief Financial Officer on October 11, 2000, and Richard R. Sorensen was named interim Chief Financial Officer. Mr. House intends to remain with the Company in an advisory capacity until November 30, 2000. On October 26, 2000, the Board of Directors elected Mr. Sorensen as Vice President and Chief Financial Officer. Mr. Sorensen was previously Corporate Controller of the Company. The Company also appointed Steven H. Smith as an Executive Vice President. Mr. Smith was previously Co-founder and Vice-Chairman of Transnational Security Group and President of Summit Group Holdings.

         In connection with their appointments, each of Aprahamian, Huntzinger and Smith purchased from the Company 200,000 shares of Common Stock (the "Shares") at the price of $1.5377 per share pursuant to Subscription and Securities Purchase Agreements dated as of October 11, 2000, (the "Purchase Agreement") by and between each of Aprahamian, Huntzinger and Smith and the Company. Of the total purchase price of $307,540 paid by each of Aprahamian, Huntzinger and Smith, each paid $2,000 in cash from personal funds and executed and delivered a Promissory Note (the "Promissory Note") to the Issuer in the principal amount of $305,540, with interest accruing annually at the rate of 9.5%. The principal and accrued and unpaid interest is payable upon the first to occur of the following: (i) termination of the borrower's employment with the Company if such termination occurs on or before October 11, 2001; (ii) October 11, 2002; or (iii) a Change of Control of the Company, as defined in the Purchase Agreement. Each Promissory Note is secured by the Shares under a Pledge Agreement dated as of October 11, 2000, (the "Pledge Agreement") by and between each of Aprahamian, Huntzinger and Smith and the Company.

         Under the Purchase Agreement, each of Aprahamian, Huntzinger and Smith may not sell, transfer, convey, exchange, give, assign, pledge, encumber or otherwise dispose of all or a portion of any interest in the Shares until the passage of the time period specified below:

         Number of Shares                    Date Restrictions Lapse
         ----------------                    -----------------------

              50,000                              January 11, 2001
              50,000                                April 11, 2001
              50,000                                 July 11, 2001
              50,000                              October 11, 2001

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

    10.1  Aprahamian Purchase Agreement(1)
    10.2  Aprahamian Promissory Note(1)
    10.3  Aprahamian Pledge Agreement(1)
    10.4  Huntzinger Purchase Agreement(1)
    10.5  Huntzinger Promissory Note(1)
    10.6  Huntzinger Pledge Agreement(1)
    10.7  Smith Purchase Agreement(1)
    10.8  Smith Promissory Note(1)
    10.9  Smith Pledge Agreement(1)
    27*   Financial Data Schedule for the Third Quarter Ended September 30, 2000

(b)  Form 8-K

     NONE
------------------------

*    Filed herewith

(1) Incorporated by reference to the Schedule 13D filed on November 13, 2000 by Ronald V. Aprahamian, et al.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Superior Consultant Holdings Corporation


Date: November 14, 2000            /s/ Richard D. Helppie, Jr.
-----------------------            ----------------------------------------
                                   Richard D. Helppie, Jr.
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 14, 2000            /s/ Richard R. Sorensen
-----------------------            ----------------------------------------
                                   Richard R. Sorensen
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                      Description
-----------                      -----------

    27                           Financial Data Schedule
