Form 10-K
period 2000-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2001-04-02
CIK 1020999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000, OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21485

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          38-3306717
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

17570 WEST 12 MILE ROAD, SOUTHFIELD, MICHIGAN                      48076
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
         The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 30, 2001 was $18,900,836.
         At March 30, 2001, 11,074,846 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

         The registrant's definitive proxy statement for the annual meeting of stockholders, to be held in June 2001, expected to be filed with the Commission not later than April 30, 2001, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

SUMMARY

         Superior Consultant Holdings Corporation (the "Company") is a leading provider of Digital Business Transformation(TM) services primarily to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. In August 2000, we announced the implementation of our strategic transition to a consultant advisory, solution delivery and outsourcing firm while retaining our discrete services and customer-orientation. We offer all sectors of the healthcare industry with improved speed-to-value and an integrated suite of advisory, solution-centric and process improvement consulting services by applying our deep experience with clinical systems, healthcare operations and workflows and information technology to the areas of our clients' greatest needs. Our information technology outsourcing segment offers clients a creative, dynamic services relationship that helps control runaway IT costs and stabilize labor market dynamics -- including turnover, training and compensation -- while exponentially increasing information systems team performance. Superior's outsourcing program offers the client an array of services, functions and economic elements that can be tailored to specific client needs including IT management, IT planning and budgeting, applications support, applications implementation, IT operations and network and financial management.

         We target expanding markets focusing on the evolving e-commerce initiatives in healthcare. As the entire healthcare industry makes this migration, we assist in preparing our clients to comply with the Health Insurance Portability and Accountability Act ("HIPAA"). Our major offerings, which we describe below, are designed to impact our client's profitability and improve our clients' quality of patient care and the challenges of a complex HIPAA implementation timetable and the increased regulations that may result from HIPAA.

         In October 2000, we announced a new management team, which has directed our focus on the fastest growing areas in healthcare information technology. Our consulting and outsourcing services are delivered through these primary market offerings:

         -   Revenue Cycle
         -   Supply Chain
         -   IT Excellence
         -   Compliance
         -   Digital Trust(TM)
         -   Patient Safety
         -   Provider Interaction
         -   Consumer Interaction
         -   Employee Interaction
         -   Connectivity

We conduct our business through our primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). The term "Company" as used herein refers collectively to the Company together with its principal operating subsidiary, Superior.

         We serve clients across a broad cross-section of the healthcare industry. From January 1, 1999 through December 31, 2000, the Company provided services to over 1,350 healthcare clients on over 4,600 engagements. Because of our deep knowledge of healthcare operations and workflow, IT and clinical systems, we are able to work with clients to enable them to leverage their existing legacy information system investments and accelerate their return on those investments by connecting them to Internet and other technologies. We believe that our long-term relationships, in-depth knowledge of our clients' needs, strategic partnerships and continually expanding range of service offerings endow us with significant advantages over our competitors in marketing additional services and winning new engagements. Because of these assets, we believe we are uniquely positioned to help healthcare providers bridge traditional services to the new digital environment and capitalize on the inherent market, care delivery and efficiency benefits. Our goal is to be the preferred, if not sole, provider of a broad range of solutions for each of our clients.

INDUSTRY BACKGROUND

GENERAL

         Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, pursue their strategic initiatives and comply with increasing government regulations, while also improving their bottom line. The United States healthcare industry continues to undergo rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation and are expected to exceed $1.4 trillion in 2001, according to a Health Care Financing Administration report on the healthcare industry. There is a greater emphasis placed on issues of patient safety and the prevention of medical errors (based on a much-publicized Institute of Medicine Report), competing on quality in clinical care and IT innovation, as well as heightened awareness of the urgency to implement digital security measures and HIPAA compliance strategies. We believe that these factors, combined with the effects of the Balanced Budget Act, HIPAA, slowed growth of Medicare payments, the aging of the U.S. population and the growing acceptance of the Internet spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry.

HEALTHCARE INFORMATION TECHNOLOGY

         The healthcare IT environment is growing increasingly complex and costly as a result of the challenges inherent in deploying new technology including use of the Internet, maintaining or integrating older systems and deploying an IT function capable of meeting new requirements. With all these pressures, hospitals, health systems and providers have to become more efficient and operate their business in the most cost effective and productive way. As a result, we believe that the healthcare industry will continue to increase its spending for IT solutions. Applying and/or integrating Internet technology to the care process, as well as other components of healthcare delivery, can enable organizations to reduce costs through supply chain and clinical efficiencies, enhance communications with patients, payers and other constituencies, improve care and streamline activities such as claims processing and eligibility verification.

         With the increased move to the Internet by virtually all segments of the industry - providers, payers, consumers, health plans, employers, employees
- - all participants have the opportunity to effectively address the cost-containment pressures of the Balanced Budget Act and to meet the strict privacy and standards mandates of HIPAA and related regulations that are expected to affect every segment of the industry as they unfold. Superior's extensive experience with all major healthcare software vendors along with a multitude of other applications, enables our company to implement and integrate "best practices" IT solutions that will improve our clients' performance and make the most of their existing IT investments.

         We believe that healthcare participants will continue to turn to outside consultants, external management of internal information systems, application support and full outsourcing arrangements with technology leaders as a means of coping with the financial and technical demands of information systems management and Internet integration. Superior responds to these demands by providing the capability to deliver full, partial or interim outsourcing solutions - either at the client's facility or off site through state-of-the-art facilities, thus enabling the client to remain focused on expanding their primary businesses and avoid related capital outlay.

CONSULTING

         The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities, many of which are unfamiliar to an industry that had long operated under a non-aligned, third-party payer environment. In response, healthcare participants are formulating and implementing new strategies and tactics, including developing e-commerce abilities and setting their strategy, redesigning business processes and workflows, acquiring better technology, integrating legacy systems with the Internet and adopting or remodeling customer service, patient care and marketing programs. We believe that healthcare participants will continue to turn to outside consultants to assist in this vast array of initiatives for several reasons: the pace of change is eclipsing their own internal resources and capacity to identify, evaluate and implement the full range of options; consultants enable healthcare participants to develop better solutions in less time and can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

         In 2000, the healthcare consulting industry was highly fragmented and consisted primarily of:

         - Larger systems integration firms and Internet consulting firms, including the consulting divisions of the national accounting firms, which may or may not have a particular healthcare focus or offer healthcare consulting as one of several specialty areas;
         - Healthcare information systems vendors that focus on services relating to the software solutions they offer;
         - Healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation; and
         - Large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation.

Increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which:

         -   Are able to marshal the necessary expertise and resources to offer comprehensive skill sets and packaged solutions to clients;
         -   Have the vision, strength and consistency to advise clients along the entire service continuum, from strategy to selection to implementation to operation;
         - Offer the flexibility to meet the challenges of the rapidly changing healthcare, e-commerce and IT environment; and
         - Have assets to bring total solutions including offerings which address the clients' need for market expansion and capital replacement.

THE SUPERIOR SOLUTION

         We specialize in business transformation services that enable clients to thrive in the information-driven economy by connecting the power and speed of the online world to their offline processes. Our business and technical expertise is available through a comprehensive suite of solutions designed to support, enable, streamline, secure and expedite business and healthcare delivery processes. We use our intellectual capital, in-depth institutional knowledge of healthcare delivery systems, expertise in e-commerce and information technology, strategic alliances and partnerships with digital market leaders, and nationally deployed group of experienced colleagues to help clients plan and execute better business strategies. By combining our best practices with the products and services of our partners, we have constructed repeatable, pre-packaged solutions which can be implemented quickly and for less cost.

         We offer our clients a continuum of solutions, including: strategy formulation, information technology and e-commerce planning and capital resources planning; operations and revenue cycle management, supply chain management, organizational change and business process redesign; information technology design and construction, applications implementation, information systems implementation and integration; and IT interim management, application support and outsourcing. For each client and engagement, we structure a project team that understands the impact of the changing healthcare environment on that particular client and can address the management, operational and technical ramifications of change and improvement. In structuring an engagement, we draw upon our solutions framework to bring our clients the most efficient, cost effective solution to meet their needs. As each client relationship evolves, our professionals add their experiences to our proprietary databases to accumulate a detailed and intimate understanding of each client and its specific needs. Our nationally deployed professionals are aided by instant access, via our proprietary information and communication system, to our knowledge and client resource databases and to collaboration with colleagues. Our unified team approach helps to ensure high quality, consistent and geographically seamless client service.

         We have a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the healthcare industry. We provide information technology, as well as strategic and operations management consulting, pre-packaged solutions and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. We also assist select companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup consulting, as well as software and application development solutions. We provide a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess the relative merits and risks of selecting and implementing new technologies. This enables us to help our clients take advantage of the opportunities presented by technologies such as the Internet and intranets, local and wide area communication networks and network medicine.

         To assist our clients in achieving the optimal strategic, operational, e-commerce and/or IT solutions for their business needs, we draw upon our expertise with the products of a vast array of vendors. Through this in-depth product knowledge, we are able to fully assess the advantages and disadvantages of each particular strategic, operational, e-commerce and/or IT solution. Additionally, through alliances and partnerships, we are able to bring an aggregation of products and services packaged to suit client needs.

         In 1999, we opened a comprehensive, state-of-the-art Solution Center, developed as part of our enterprise alliance relationship with Microsoft, to provide clients with education, demonstrations and hands-on experience with advanced technologies. The Solution Center provides a collaborative environment where our clients can work alongside our consultants, utilizing all of our consulting, information technology, systems integration, systems security and connectivity and outsourcing expertise to develop components or entire frameworks for managerial and technical solutions to the challenges facing healthcare organizations, including HIPAA. Providing value both from a business and a technical perspective, the Solution Center also includes an executive briefing center where clients can learn about technology trends in healthcare and develop strategies to implement emerging solutions in their own organizations. Clients may take advantage of the Solution Center assets through yearly memberships or at a per diem rate. In addition, Superior provides technology education to clients at the Solution Center site.

SERVICES

         Through our consulting, solution delivery and outsourcing services we provide all segments of the healthcare industry with the tools and strategies they need to effectively serve customers, manage patient care and capitalize on e-commerce and other new technology opportunities. We offer custom-tailored and packaged solutions based on an assessment of each client's needs. We offer services in the following broadly defined categories:

REVENUE CYCLE. Management of the revenue cycle--from redesigning business processes to installing or troubleshooting information systems--designed to accelerate cash flow and positively affect the client's bottom line. We work closely with client staff to reduce accounts receivable, re-deploy assets and improve operational efficiencies.

SUPPLY CHAIN. Streamlining processes, eliminating unnecessary steps and capitalizing on Web-based technology lead to improvement in clients' operating margins. Our solutions offer immediate opportunities to improve margins by allowing clients to analyze purchasing patterns and use the data to manage their supply utilization costs.

IT EXCELLENCE. Combining our extensive, in-depth experience with all major software vendors and our familiarity with leading-edge technology, we help clients implement an IT strategy that enables return on their IT investments by leveraging current technology and taking advantage of Web-based solutions. We also offer a full range of IT management services from project management to interim management of IT departments, to management of discrete operations such as help desk as well as full IT outsourcing.

COMPLIANCE. We approach compliance as an opportunity -- not just a requirement. From readiness assessments to strategic planning to implementation, we help clients seize the opportunities of HIPAA, HCFA, JCAHO, NCQA and others. Our solutions help clients take advantage of new technologies and processes to improve compliance and achieve digital proficiency.

DIGITAL TRUST(TM). By integrating our comprehensive methodologies for security / HIPAA / policy assessment and strategy formulation with pre-built healthcare policy frameworks and our ComTrust (a Superior subsidiary) managed public key infrastructure (PKI) solutions, health organizations can securely leverage their online market strategies, protect their assets and brand image, while substantially progressing towards HIPAA compliance. This approach to establishing Digital Trust delivers clients a systematic foundation for issuance of Digital IDs, authentication, access control, policy development and education, authorization, auditing, digital signatures for non-repudiation, and encryption for confidentiality and data integrity.

PATIENT SAFETY. Our integrated solutions are designed to automate, track and assure the quality of the medication process to dramatically reduce medication errors -- the most common and costly of medical mistakes. Decision support tools tap into clients' legacy systems reducing medical mishaps, identifying high-risk populations and empowering caregivers with the knowledge they need at the point of care.

PROVIDER INTERACTION. Clear communication among patients, physicians and caregivers is the bedrock of high-quality care delivery, customer satisfaction, physician loyalty and efficient processes. Our solutions integrate best-of-breed components and eliminate geographic boundaries. We focus on providing the right information to the right person at the right time - enhancing quality.

CONSUMER INTERACTION. Combining Internet technology with improved processes, we help clients meet or exceed the expectations of the healthcare consumer. We work with clients to design interactive consumer/patient portals that provide branding, content, scheduling and consumer interaction.

EMPLOYEE INTERACTION. Enhanced communication among employees--and between employees and employers, physicians, patients and families--leads to better performance. We provide enterprise portals allowing access to administrative services and work tools that dramatically lower the costs of managing employees.

CONNECTIVITY. By connecting disparate systems across multiple channels, clients can link stakeholders inside and outside of their organizations. Based on our expertise in determining clients' business and technology needs, our solutions unlock clients' data and connect them to an integrated world.

         Our ready-to-market solutions draw on the skills and expertise across our organization, newly structured into competency centers. By combining these skills with our best practices, tools and methodologies and the applications and services of our market-leading alliance partners, we have been able to construct a broad array of market focused, repeatable solutions with less development time and faster implementation.

         Set forth below is a list of the healthcare consulting services and skills offered by the Company through its market solutions:

REVENUE CYCLE                   -   Business process redesign
                                -   Accounts receivable/managed care contract
                                    analysis, improvements and resolution
                                -   Technology benefits realization and
                                    optimization
                                -   Readiness assessment
                                -   Strategy development
                                -   Network assessment implementation
                                -   Custom intranet, extranet portal development
                                -   Digital Trust(TM)
                                -   Application Evaluation
                                -   Application Delivery


SUPPLY CHAIN                    -   Assessment of supply chain improvement
                                    opportunities
                                -   Assessment of supply chain operations
                                -   Assessment of supply chain technology
                                    enablers
                                -   Development of supply chain redesign and
                                    implementation plan
                                -   Implementation assistance
                                -   Business process redesign
                                -   Application Evaluation
                                -   Application Delivery
                                -   Digital Trust(TM)

IT EXCELLENCE                    -   Strategic information system planning,
                                     budgeting, development and implementation
                                 -   Systems and departmental audits and
                                     assessments
                                 -   Interim management and facilities
                                     management
                                 -   Data Warehousing and Data Mart
                                 -   Remote network administration
                                 -   Thin client solutions
                                 -   Enterprise connectivity initiatives,
                                     including emerging wireless technologies
                                 -   Systems pre-implementation assessment and
                                     preparation
                                 -   Vendor selection and negotiation
                                 -   Applications testing and quality assurance
                                 -   Application implementation and integration
                                     including products of SMS, Cerner,
                                     McKesson/HBOC, IDX, MEDITECH and others
                                 -   Executive and technical education and
                                     end-user training
                                 -   Legacy system maximization
                                 -   Technology architecture
                                 -   Commerce integration
                                 -   Executive planning systems (EPS)
                                 -   IT Outsourcing including:

                                       -   Help Desk
                                       -   IT planning, budgeting and management
                                       -   Operations and management staffing
                                           and resources
                                       -   Project management
                                       -   Applications implementation and
                                           unification
                                       -   Data center operations
                                       -   Network monitoring and maintenance
                                       -   Application service provider


COMPLIANCE                       -   HIPAA Education and Understanding
                                 -   GAP Analysis and Impact Assessment
                                 -   Strategic Plan for HIPAA Compliance and
                                     Implementing Electronic Commerce
                                 -   Business Policy and Process Implementation
                                 -   HIPAA Security Audit and Assessment
                                 -   HIPAA Implementation and Compliance
                                     Assistance
                                 -   Electronic security (Digital Trust(TM))
                                 -   Business process redesign
                                 -   Compliance (APC, JCAHO, HIPAA, etc.)
                                     assessment and gap analysis


Digital Trust(TM)                -   Managed Trust Services
                                       -   Managed PKI and Certificate Authority
                                           services
                                       -   Authentication solutions (biometrics,
                                           smart cards, tokens, etc.)
                                       -   Managed identity, authorization and
                                           credentialing services
                                 -   Policy Frameworks
                                       -   Business and access control policies
                                       -   Healthcare Certificate Policy (CP)
                                           and Certification Practice
                                           Statements (CPS)
                                       -   Acceptance, subscriber and relying
                                           party policies
                                 -   Comprehensive Trust Plan
                                       -   Awareness and education
                                       -   Assessment (HIPAA, security and
                                           policy)
                                       -   External vulnerability analysis
                                       -   Trust strategy formulation and
                                           implementation planning
                                       -   Program and project management
                                 -   Certified Trust Application - Program
                                       -   Independent security audit and
                                           channel program for software vendors
                                       -   PKI enabling services and SDK for
                                           software vendors
                                 -   Technology Services
                                       -   PKI implementation
                                       -   Directory development and integration
                                           services
                                       -   Security architecture planning
                                       -   VPN solutions

PATIENT SAFETY                   -   Technology investments: Vendor selection
                                     and negotiation
                                 -   Assessment
                                 -   Design and Business Case
                                 -   Implementation Support
                                 -   Project management
                                 -   Clinical/medical staff education
                                 -   Technology acquisition and installation
                                 -   Operations/workflow improvements
                                 -   System integration
                                 -   Testing and training
                                 -   Job descriptions and recruiting
                                 -   Risk/trend reporting

MARKET INTERACTION:              -   Strategic planning
PROVIDER, CONSUMER               -   Business process redesign
AND EMPLOYEE                     -   Web portal design and implementation
                                 -   Technology Architecture
                                 -   Call center
                                 -   Voice solutions
                                 -   Digital Trust(TM)
                                 -   Applications implementation

CONNECTIVITY                     -   Wireless and thin client services
                                 -   Information technology
                                 -   Strategic information system planning,
                                     budgeting, development and implementation
                                 -   Remote network administration
                                 -   Vendor selection and negotiation
                                 -   Legacy system maximization
                                 -   Technology architecture
                                 -   Commerce integration
                                 -   Web portal design and implementation
                                 -   Call center
                                 -   Voice solutions
                                 -   Digital Trust(TM)

DEVELOPMENTS IN 2000

         In 2000 we continued to encounter the difficult market conditions that had developed in mid-1999. Driven, we believe, by the impact of the Balanced Budget Act of 1997, the continuing effect of the slowdown in IT initiatives as our clients focused on Y2K issues, and exacerbated by the shake out in the Internet sector, the market reflected reduced demand for many of our services. The healthcare and technology sectors in which we operate were adversely impacted by weak demand throughout the year.

         In August 2000, we implemented a strategic transition to an advisory and solution-centric delivery and outsourcing firm in order to improve speed-to-value and costs paced with benefit realizations by providing an integrated suite of advisory, solution and process improvement services. In order to assist in our transition, we made a number of executive changes in October 2000, including the appointment of Ronald V. Aprahamian to our board of directors and the election of Mr. Aprahamian as Chairman, succeeding Richard D. Helppie, Jr., who remains as our Chief Executive Officer. We also appointed George S. Huntzinger as our President and Chief Operating Officer and Richard R. Sorensen as our Vice President and Chief Financial Officer. In addition to our strategic transition and changes in our executive team, there were several developments in our business which we summarize below:

         - In March 2000, we were awarded a five year contract from the U.S. General Services Administration under which we may provide our information technology consulting services to any Federal agency or organization. In connection with the schedule agreement, we will provide our comprehensive suite of information technology consulting services to digitally transform the operations of government clients.

         - In June 2000, we entered into a strategic partnership with VeriSign, Inc., the leading provider of Internet trust services, and formed ComTrust(TM), an application service provider that we formed to deliver jointly with VeriSign a broad range of services to health organizations. ComTrust(TM), our wholly-owned subsidiary, will enable a broad spectrum of healthcare customers to securely exchange and manage confidential information over the Internet.

         - In August 2000, we reconfigured our workforce to eliminate overcapacity in areas of reduced market demand. At the same time, we implemented other measures to reduce our cost of operations.

         - In August 2000, we signed an information systems outsourcing agreement with Mercy Memorial Hospital Corporation of Monroe, Michigan. Under this five-year agreement, estimated to yield revenues of approximately $10 million, we will integrate professional services and digital technology initiatives to provide enriched information systems solutions for Mercy Memorial Hospital.

         - In December 2000, we signed an agreement with AmeriNet, Inc., the nation's largest membership-based health care group purchasing organization, to provide technology consulting, management consulting and outsourcing services to AmeriNet members. We will assist AmeriNet and its membership with development and implementation of a wide range of services for hospital and health care management organizations as well as development of web-based strategies for the efficient delivery of their services.


EMPLOYEES

         We believe that one of our key strengths lies in our ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare, e-commerce and information technology. Our consultants are highly experienced and many have established their credentials as healthcare executives and senior management of healthcare entities, senior technical officers, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors and information management and information systems technical personnel. As of December 31, 2000, we employed 867 employees, 632 of whom were consultants.

         We believe we have a unique corporate culture built upon open communication across geographic regions and competency centers fostered by our proprietary information and communications system, which currently runs on a robust intranet, and a motivational and interactive work environment that features professional development opportunities and productivity incentives. Through the establishment of our Superior Institute, our education and training encompasses multiple approaches to professional development. As part of this effort, we provide training curricula in new trends in healthcare, information technology, business management and worklife topics. We offer a variety of managerial, technical and personal courses which are designed to provide sound fundamental principles for each subject. Many of the courses have advanced editions. These education offerings are delivered through multiple settings including distance learning, self-study, group classroom, individual mentorship and case study.

         An integral part of the on-going education process at Superior takes place through our proprietary communications system. This allows our consultants to continue to upgrade their skills while remaining deployed in the field. In addition, we have developed an employee orientation program that features a sophisticated presentation to provide new employees with a comprehensive understanding of our structure and approach to consulting. We also maintain a formal and active network of former employees. These alumni provide expertise on projects, introduce us to new client leads and in many cases have returned to Superior from experiences elsewhere in the healthcare industry.

SALES AND MARKETING

         Our business development efforts are based upon a highly organized, company-wide, consistent approach. Personnel are trained and reinforced in our marketing methods and philosophy and are encouraged to identify, develop and pursue client service opportunities. Today, Superior's senior vice president of sales and marketing and client partner organization leaders focus intensely on securing larger and more profitable engagements, client development strategies, geographic market penetration and cross-selling clients. Business development is an integral part of the formal responsibilities at all levels of our management, including competency center leaders, and we set business development goals on both a departmental and individual basis.

         Our business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value to be provided to each potential client and then managing the sales process to completion through a sophisticated sales program and client resource database, developed and maintained internally. Each potential client lead is entered into the database and that profile is updated for subsequent developments and information throughout the entire life of our relationship with the potential client, as well as after a client retains Superior for services. At any given time, many of our professionals are active in the development of business from either a new or existing client and the client resource database enables our personnel to access up-to-date information on our efforts with respect to a client or client prospect, identify other Superior contacts with that client and highlight the particular needs expressed by the client to date.

         We further our business development efforts through our reputation in the marketplace, the personal contacts and networking of our professionals, direct industry marketing programs, trade shows, our Internet web site, located at www.superiorconsultant.com, and the industry presence maintained by our professionals. Our marketing profile within the healthcare industry is enhanced by our employees' speaking engagements and publications on topics affecting healthcare. Our views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. Our healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences internationally.

         We operate our healthcare consulting and outsourcing businesses through a combination of our national presence, regional relationships and our competency centers. Each competency center offers a selected variety of our healthcare consulting services and often two or more of these areas work synergistically together and with other industry leaders to develop and package repeatable solutions or market offerings for clients. Each competency center is managed by a leader who is responsible for achieving performance-based goals for the specific area and is responsible for its growth. We actively market the subject-matter expertise of our competency centers through the focus of our client partner organizations. Each competency center and market offering leader is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing relationships with specific client and partner organizations. This enables us to combine the expertise of our competency centers to form custom, as well as repeatable packaged solutions that are responsive to local conditions and of value to specific clients.

         We provide a compensation system designed to foster an active focus on growth and business development at all levels within the organization. Management earns incentive compensation on a quarterly and/or annual basis based on group and company-wide performance goals.

COMPETITION

         The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms, outsourcers, Internet consulting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of our competitors have significantly greater financial, technical and marketing resources than we have, generate greater revenues and have greater name recognition than we have. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as Superior, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. There are relatively low barriers to entry into our markets (other than outsourcing) and we have faced and expect to continue to face additional competition from new entrants into our markets. In addition, combinations and consolidations in the consulting and outsourcing industry will give rise to larger competitors, whose relative strengths are impossible to predict. We also compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities.

         We believe that the principal competitive factors in our market include reputation, size and capital resources, highly experienced workforce, industry expertise, full array of offerings, project management expertise, price, quality of service, responsiveness and speed of implementation and delivery. There can be no assurance that we will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by us will not cause our revenue or operating margins to decline or otherwise materially adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         Our success is in part dependent upon our proprietary internal information and communications systems, databases, market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, we have and will continue to develop proprietary groupware tools and applications. Through acquisitions, we have acquired numerous development tools and methodologies. We have no patents and, consequently, we rely on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that we will be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claims will not require us to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

RISK FACTORS

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "project," "predict" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there will be events in the future that we are not able to accurately predict or over which we will have no control. The risk factors listed in this section, as well as any other cautionary language in this report, provide examples of just a few of the many risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the following risk factors and elsewhere in this report, or in our other publicly filed reports which we may file from time to time, could have a material adverse effect on our business, operating results and financial condition. In addition, any one or more of the risks outlined below could have a greater or lesser impact on our business at any particular point in time and you should not give any greater or lesser emphasis or weight to any single factor merely by virtue of the order of its presentation or the depth of its discussion in this report.

         VARIABILITY OF QUARTERLY OPERATING RESULTS

         We have experienced significant quarterly fluctuations in our operating results. Variations in our revenues and operating results may continue from quarter to quarter as a result of a number of factors, including, but not limited to:

         - Fluctuations in sales of our market offerings and in consultant billing and utilization rates;
         -   Client and employee retention;
         - The failure to secure and deliver new client contracts at the budgeted rate and the resulting negative impact on utilization of our consultants;
         - Industry spending patterns and market conditions that may affect adversely the buying decisions of our current and prospective clients, such as the uncertain level of spending on information technology after the year 2000 conversion, the impacts of the Balanced Budget Act of 1997, the recent fallout in Internet initiatives, the continued consolidation among healthcare provider entities and the projected reduction in reimbursements available to healthcare providers;
         - The relatively longer sales cycle in obtaining new clients and larger contracts;
         - The number and significance of active client engagements during a quarter;
         - Increased investment by us in new services and other strategic initiatives;
         - The decision of clients to defer commitments on new projects until after the end of the calendar year or the client's fiscal year;
         -   Client budgetary cycles and pressures;
         -   The loss or reduction in scope of significant client relationships;
             and
         - General economic conditions and adverse developments in the financial condition of our clients.

         Our existing clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results.

         Because a substantial percentage of our expenses, particularly personnel, facilities and technology, are relatively fixed in advance of any particular quarter, variations in the size or number of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. Given the possibility of such fluctuations, we believe that comparisons of our results of operations for preceding quarters are not necessarily meaningful and that you should not rely upon the results for one quarter as an indication of future performance. Based on the preceding factors, it is possible that we may experience a shortfall in revenue or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general. In such event, the price of our common stock could be materially adversely affected.

         OUR LONG SALES AND PROJECT DELIVERY CYCLES EXPOSE US TO POTENTIAL
LOSSES

         Our sales process for outsourcing and network related projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by our clients. During this process, we expend substantial time, effort and resources marketing our services, preparing contract proposals and negotiating contracts. Any failure to obtain a signed contract and receive payment for our services after expending significant time, effort and resources could materially and adversely affect our revenues and financial condition.

         HEALTHCARE INDUSTRY CONCENTRATION

         We derive the substantial majority of our revenues from clients involved in the healthcare industry. As a result of our focus on healthcare consulting, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Current conditions affecting the healthcare industry and the risks they create include:

         - Regulatory Change. The Balanced Budget Act of 1997 has resulted in substantial limitations on capital expenditures and investments in the healthcare industry. In addition, many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level and government agencies have intensified efforts to monitor fraud and abuse in healthcare programs reimbursed by federal and state agencies. Although these efforts could increase demand for our services, they could also adversely affect our clients, result in lower reimbursement rates and change the environment in which providers operate and could otherwise adversely affect service providers such as ourselves. The ongoing impact of the Balanced Budget Act of 1997 on the Company's healthcare industry clients cannot be predicted with certainty. Reduced revenues to the healthcare industry could adversely affect service providers like us.

         - HIPAA Implementation. Many of our clients use our services as part of their effort to bring themselves into compliance with HIPAA. If the implementation of HIPAA is delayed or cancelled, there may be less demand for our HIPAA compliance services. Although we believe that our clients will continue to demand security and privacy and other digital solutions even if HIPAA is delayed or not implemented at all, without the need to comply with HIPAA our clients may delay or cancel their privacy and security and other digital activities, which would adversely affect our business.

         - Cost Pressure. Large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers have and may continue to react to these cost pressures and other uncertainties by curtailing or deferring investments, including investments in our services.

         - Industry Consolidation. Many healthcare providers are consolidating to create larger healthcare delivery organizations and are forming affiliations for purchasing products and services. These consolidations and affiliations reduce the number of potential customers for our services and the increased bargaining power of these organizations could lead to reductions in the amounts paid for our services. In addition, this consolidation is likely to result in the acquisition of certain of our clients and such clients may scale back or terminate their relationship with us following their acquisition.

         The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on our business.

         RISK OF NEW BUSINESS INITIATIVES

         We intend to continue to evaluate opportunities for strategic affiliations with alliance partners and investments in solution sets and expanded outsourcing including e-commerce and other web based initiatives focused on the healthcare industry. There is no assurance that our investment in any particular venture will yield any investment return or produce any appreciable amount of services revenue. We are presently holding an e-commerce investment for strategic purposes and there can be no assurance that we will ultimately be able to sell this investment at a profit.

         In addition to our strategic investments, we are making significant investments in directing significant portions of our internal business toward the provision of e-commerce services. We believe that the market developing for e-commerce and systems integration services markets will require a different set of skills and capabilities from traditional information technology services. In contrast to traditional information technology, e-commerce and system integration services combine Internet application development skills with business intelligence and strategy focused on the client and its customers. We cannot be certain that a viable market for e-commerce will emerge or be sustainable. If a viable and sustainable market for our e-commerce services does not develop, our growth could be negatively affected. Even if an e-commerce market develops, we may not be able to differentiate our services from those of our competitors. If we do not differentiate our services, our revenue growth and operating margins may decline.

         PROJECT RISKS

         Many of our engagements involve projects which are critical to the operations of our clients' business and which provide benefits that may be difficult to measure. Our inability to meet a client's expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business. In addition, we could incur substantial costs and expend significant resources correcting errors in our work and could possibly become liable for damages caused by such errors. A negative impact on client relationships could adversely affect our business whether or not we bear any responsibility, legal or otherwise, for the occurrence of those problems.

         OUTSOURCING RISKS

         We provide healthcare IT outsourcing solutions which include interim management, personnel acquisition and facilities management and/or the transfer of a client's information system assets--hardware/software and human resources--from an internal business function to an outsourced service. To implement our outsourcing program, we are required to make substantial investments in capital assets and personnel for certain outsourcing contracts. We may also be dependent upon our ability to hire and retain some or all of an outsourcing client's former IT staff in order to provide appropriate service levels. The recent increase in government scrutiny of provider reimbursement practices could also adversely affect the provision of outsourcing services and its profitability. We cannot predict whether we will in each instance be able to either assess accurately the investment required for an outsourcing contract or negotiate and perform any of our outsourcing contracts in a profitable manner. Competitors have and we anticipate that competitors will continue to increase their focus on this market. This increased focus has to date and may continue to adversely affect our ability to obtain new outsourcing contracts as well as the profitability of any such contracts. In addition, our ability to perform adequately under our outsourcing agreements could adversely affect our ability to obtain future consulting engagements from these or other clients.

         FIXED PRICE CONTRACTS

         As a result of our obtaining additional outsourcing contracts, the nature of the practices of certain acquired companies and the introduction and sales of repeatable, pre-packaged solutions, an increasing portion of our projects are billed on a fixed-fee basis as opposed to time and materials. Our inability to estimate accurately the resources and related expenses required for a fixed-fee project or failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-fee contract was based could adversely affect our business.

         RECRUITMENT AND RETENTION OF PROFESSIONAL STAFF

         Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled consultants. Other consulting firms, healthcare providers and other healthcare industry participants, health information systems vendors, clients, systems integrators and many other enterprises compete with us for employees with the skills required to perform the services we offer. We may not be able to attract and retain a sufficient number of highly skilled employees in the future and we may not continue to be successful in training, retaining and motivating employees. The loss of a significant number of consultants and/or our inability to hire a sufficient number of qualified consultants would adversely affect our ability to secure, service and complete client engagements and could have an adverse effect on our business.

         MANAGEMENT OF COST REDUCTION PROGRAMS

         Our recently implemented cost reduction program depends upon our ability to continue to eliminate non-labor costs such as excess office space and equipment. If we are unable to implement these reductions in a timely manner, our operating expenses could be unsupported by revenues.

         MANAGEMENT OF GROWTH

         We intend to identify opportunities to continue to expand our geographic presence, industry expertise and technical scope through strategic acquisitions and alliances with companies that provide additional and complementary products, services or skills or have strategic client relationships. We may not be able to identify suitable acquisition candidates or, if identified, we may not be able to acquire such companies on suitable terms. Moreover, many other companies are competing for acquisition candidates, which could increase the price of acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions also involve a number of special risks, including:

         - Adverse effects on our reported operating results including increased goodwill amortization and interest expense;
         -   Diversion of management attention;
         - Risks associated with unanticipated problems, liabilities or contingencies;
         - Difficulties related to the integration and management of the acquired business;
         - Risks of entering markets in which we have limited or no direct expertise; and
         -   The potential loss of key employees of the acquired companies.

         In addition, acquisitions may require us to spend significant funds. An acquisition may not result in long-term benefits and management may not be able to manage effectively the resulting business. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business.

         In May 1999 we entered into a strategic alliance with Microsoft Corporation under which Microsoft and the Company will advance the Microsoft enterprise products and solutions as the premier information management platform for the healthcare industry. In furtherance of this alliance, we have and will continue to make substantial investments and financial commitments for software licenses, facilities development and recruitment and training of personnel. There is no assurance we will be successful in our efforts to recruit and train necessary personnel, nor as to how rapidly, if at all, we will be able to deploy these newly trained personnel in billable engagements. Additionally, there can be no assurance as to what extent the Microsoft platform will be embraced by the healthcare community. The lack of such acceptance could materially and adversely affect the Company's return on these investments.

         CLIENT CONCENTRATION

         We derive a significant portion of our revenues from a relatively limited number of clients. For example, during 1999 and 2000 our five largest clients accounted for approximately 26.4% and 30.5%, respectively, of our revenues. Three of our top five clients in 1999 were also among our five largest clients during 2000. Except for our outsourcing contracts, which typically are for more than one year, clients engage us on an assignment-by-assignment basis and a client can generally terminate an assignment at any time without penalty. In addition, the level of our consulting services required by any individual client can diminish over the life of its relationship with us and we cannot give any assurance that we will be successful in establishing relationships with new clients as this occurs. Moreover, we cannot give any assurance that our existing clients will continue to engage us for additional projects or do so at the same revenue level. The loss of any significant client or significant contract (such as a large outsourcing agreement) could also adversely affect our business. For example, the recent acquisition of our client Georgetown University Medical Center ("GUMC") by MedStar, has resulted in a significant reduction of our services to GUMC effective March 1, 2001.

         VENDOR SYSTEMS CONCENTRATION

         The healthcare industry can choose among numerous healthcare information systems solutions. Vendors of these products come into and out of favor depending on a variety of factors. Although our consultants have expertise with the information systems developed by numerous healthcare information system vendors, we have historically experienced periodic revenue concentration from client projects involving the products of an evolving but relatively small group of vendors. We believe that this concentration generally reflects the current preference of the healthcare industry participants that we serve for these vendors. Should any one or more of these vendors (or any other vendors with whose products we have substantial involvement) lose favor in the healthcare industry, we would be required to refocus our efforts on alternative information systems products of other vendors. The loss of a major portion of our business with respect to any one of these vendors could adversely affect our business.

         DEPENDENCE ON ALLIANCE PARTNERS

         We have formed alliances and partnerships with various healthcare product and service vendors, combining their applications and services with our best practices to bring pre-packaged solutions to our clients. Should any one or more of these alliance partners lose favor in the healthcare industry, we would be required to refocus our efforts on alternative products and services of other vendors. The loss of a major portion of our solution sales with respect to any one of these vendors could adversely affect our business.

         DEPENDENCE ON SENIOR MANAGEMENT

         Our success is highly dependent upon the efforts, abilities and business generation capabilities of our senior management team, including our most senior executive officers: Ronald V. Aprahamian, Chairman; Richard D. Helppie, Jr., Chief Executive Officer; George S. Huntzinger, President and Chief Operating Officer; and Charles O. Bracken, Executive Vice President. Although we manage client relationships at many levels, the loss of the services of any of these key executives for any reason could adversely affect our business. Moreover, certain client and industry relationships and areas of expertise depend on the efforts, abilities and business generation capabilities of other members of our management team. The loss of any of these management team members could adversely affect our business.

         COMPETITION

         The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with a variety of market segments, including:

         -   systems integration firms;
         - national consulting firms, including the consulting divisions of large accounting firms;
         -   general management consulting firms;
         -   regional and specialty consulting firms;
         -   internet development and e-commerce firms;
         -   information system vendors;
         -   service groups of computer equipment companies;
         -   facilities management companies; and
         -   outsourcing firms.

         Many of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as ourselves, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. Entry barriers into our markets are relatively low and we have faced and expect to face additional competition from new entrants into the healthcare consulting industry. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors whose relative strengths are impossible to predict. We also compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. Our inability to compete effectively with current and future competitors and competitive pressures facing us (including wage pressures as the consultant labor market tightens) may reduce our revenue or operating margins or otherwise adversely affect our business.

         LIMITED PROTECTION OF PROPRIETARY SYSTEMS AND PROCEDURES

         Our success depends in part upon our information and communication systems, databases, market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, our enterprise-wide communications segment has and will continue to develop groupware tools and applications. Because we have no patents or registered copyrights, we rely on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. We can offer no assurance that the steps we have taken to protect these rights will be adequate to prevent theft or detect unauthorized use and we may not take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the rights of third parties. However, if a party sues us in the future claiming that our business or systems infringe on their intellectual property, we may have to enter into expensive litigation regardless of the merits of such claims.

         INFLUENCE OF PRINCIPAL STOCKHOLDER

         Our principal stockholder and Chief Executive Officer, Richard D. Helppie, Jr., beneficially owns approximately 30.7% of our outstanding shares of common stock. As a result, Mr. Helppie will retain the voting power to exercise significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant corporate matters. In addition, several executive officers and directors, including Messrs. Helppie and Aprahamian, have filed a Report on Schedule 13D, as amended, disclosing their intention to purchase shares of our Common Stock in the open market from time to time using a common broker. Although the members of this "group" have disclaimed any agreement or understanding to vote or otherwise act in concert with respect to their respective shares, we have no assurance that they would not act together and we presume that their interests would be aligned on any number of matters that might affect the Company. The beneficial ownership attributed to this group, as of March 5, 2001, the date of the latest amendment, was approximately 43.4%. Concentrations of control could adversely affect the market price of the common stock or could delay or prevent a change in control.

         STOCK PRICE VOLATILITY

         The trading price of our common stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of our common stock may continue to fluctuate greatly in the future.

         Our common stock has been publicly traded since our initial public offering of common stock to the public in 1996. In 2000, the sale price ranged from a low of $1.25 per share to a high of $20.875 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including, but not limited to:

         -   Quarterly fluctuations in results of operations;
         - Announcements concerning material outsourcing contracts and other material engagements;
         -   Changes in the healthcare and IT consulting environments;
         -   Announcement and market acceptance of acquisitions;
         - Adverse circumstances affecting the introduction or market acceptance of new solutions and services we might offer in the future;
         -   Announcements of key developments by competitors;
         -   Changes in earnings estimates by analysts;
         -   Sales of common stock by existing holders;
         -   General economic or market conditions; and
         -   Loss of key personnel.

         The market price for our common stock has and could also be affected by our ability to meet analysts' expectations. Failure to meet such expectations, has had in the past and could in the future, have a material adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, operating results and financial condition.

         IMPACT OF ANTI-TAKEOVER PROVISIONS ON OUR STOCK PRICE

         Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have antitakeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. Our board of directors is divided into three classes, each of which is elected for staggered, three-year terms. Our by-laws contain provisions under which only the chairman of the board, a majority of the board of directors or stockholders owning at least 50% of our capital stock may call meetings of stockholders and which require certain advance notice procedures for nominating candidates for election to the board of directors. Our board of directors is empowered to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank check" preferred stock and an issuance thereof, may have an adverse effect on the market price of our common stock. Furthermore, we are subject to the antitakeover provisions of
Section 203 of the Delaware General Corporation Law that prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 and certain other provisions of the certificate of incorporation could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of our common stock.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

         Richard D. Helppie, Jr., age 45, has served as our Chief Executive Officer since he founded Superior in 1984. He served as our President and CEO from May 1984 to January 1999, and as Chairman from May 1984 to October 2000. Mr. Helppie currently serves as a Director of the Company. Mr. Helppie has more than 26 years of experience in the healthcare and information systems industries.

         George S. Huntzinger, age 51, has served as our President and Chief Operating Officer since October 2000. Previously, Mr. Huntzinger served in senior management roles for several healthcare organizations, including a 12-year term as president of CSC Healthcare. He is a member of numerous national organizations and associations and previously sat on the boards of several healthcare and financial organizations and has served the healthcare industry for over 30 years.

         Charles O. Bracken, age 51, has served as a Director since January 1, 1999 and has served as our Executive Vice President since joining Superior in March 1987. Mr. Bracken has more than 29 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as vice president of marketing of a healthcare information software firm, preceded by 10 years of related experience in healthcare information systems management, including positions as Chief Information Officer for single and multi-hospital corporations.

         Richard R. Sorensen, age 44, has provided his financial expertise to us in an advisory capacity since our inception in 1984. He joined us as Controller in August of 1998 and became Chief Financial Officer in October 2000. Previously, he served as an audit partner with Plante & Moran, LLP. He is a Certified Public Accountant.

ITEM 2. PROPERTIES

         Our headquarters is located in approximately 24,000 square feet of owned office space in Southfield, Michigan. We also lease an aggregate of approximately 196,000 square feet of additional office space in Alpharetta, Georgia; Atlanta, Georgia; Plano, Texas; San Diego, California; Woodland Hills, California; Southfield, Michigan; Ann Arbor, Michigan; Chicago, Illinois; Nashville, Tennessee; Kansas City, Missouri; Cheshire, Connecticut; Englewood, Colorado; Minneapolis, Minnesota; and Pittsburgh, Pennsylvania. We have also purchased an approximately 6,200 square foot building in Safety Harbor, Florida, for use as an office and training facility. After giving effect to space reductions from our recent restructuring, we believe that our facilities are adequate for our current needs and that additional facilities can be leased or acquired to meet future needs. We are currently consolidating offices and have undertaken an initiative to sublet our office space in Los Angeles, California, Kansas City, Missouri and Southfield, Michigan.

ITEM 3. LEGAL PROCEEDINGS

         We are party to litigation from time to time. However, we are not now a party to, and are not aware of, any pending or threatened litigation that we currently anticipate would have a material adverse effect on our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol SUPC. The following table shows high and low closing prices as reported by Nasdaq for the fiscal years 1999 and 2000.

FISCAL 1999
       First Quarter....................................    47.250  26.188
       Second Quarter...................................    39.500  21.625
       Third Quarter....................................    29.750  11.063
       Fourth Quarter...................................    16.188  10.625
FISCAL 2000
       First Quarter....................................    20.875  13.625
       Second Quarter...................................    18.000   3.750
       Third Quarter....................................     4.813   1.813
       Fourth Quarter...................................     3.938   1.250


         At March 30, 2001, we had approximately 108 stockholders of record.

         We have not paid cash dividends to the holders of our Common Stock. It is our present intention to retain earnings for use in the growth of our business. Accordingly, we do not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         You should read the following selected financial data in conjunction with our financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report. The selected financial data as of December 31, 1998, 1999 and 2000 have been derived from our audited financial statements included elsewhere in this report. The selected financial data as of December 31, 1996 and 1997 have been derived from our audited financial statements not included elsewhere in this report.


                                                                                   YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                                       PRO FORMA
                                                           1996        1996(1)     1997(2)     1998(2)     1999(2)        2000
                                                        ---------    ---------   ---------    ---------   ---------    ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ............................................   $  51,835    $  51,835   $  76,895    $ 124,746   $ 149,349    $  99,237
Cost of services ....................................      25,524       25,524      39,260       65,026      91,714       77,674
Selling, general and administrative expenses ........      21,891       21,891      30,378       47,425      64,590       72,320
Costs incurred in connection with new
  business initiative ...............................        --           --          --           --         4,840         --
Restructuring charges ...............................        --           --          --           --          --          4,165
Impairment of goodwill ..............................        --           --          --           --          --         10,221
Executive compensation expense (3) ..................       4,579        1,060         858          908       1,007          958
                                                        ---------    ---------   ---------    ---------   ---------    ---------
Earnings (loss) from operations .....................        (159)       3,360       6,399       11,387     (12,802)     (66,101)
Other income, net ...................................          84           84       2,728        4,572       1,874        6,056
Costs incurred in connection with mergers ...........        --           --          (917)        --          --           --
                                                        ---------    ---------   ---------    ---------   ---------    ---------
Earnings (loss) before income taxes and
  extraordinary item ................................         (75)       3,444       8,210       15,959     (10,928)     (60,045)
Provision (benefit) for income taxes ................         689        1,364       3,625        6,331      (3,967)      (2,492)
                                                        ---------    ---------   ---------    ---------   ---------    ---------
Earnings (loss) before extraordinary item ...........        (764)       2,080       4,585        9,628      (6,961)     (57,553)
Extraordinary gain on early extinguishment of
   debt, net of income taxes ........................         231          231        --           --          --           --
                                                        ---------    ---------   ---------    ---------   ---------    ---------
Net earnings (loss) .................................   $    (533)   $   2,311   $   4,585    $   9,628   $  (6,961)   $ (57,553)
                                                        =========    =========   =========    =========   =========    =========
Net earnings (loss) per share - basic ...............   $   (0.09)   $    0.38   $    0.54    $    0.94   $   (0.67)   $   (5.48)
Net earnings (loss) per share - diluted .............   $   (0.09)   $    0.38   $    0.53    $    0.91   $   (0.67)   $   (5.48)
Shares used in calculating net
   earnings (loss) per share - basic ................       6,014        6,014       8,519       10,266      10,340       10,511
Shares used in calculating net
   earnings (loss) per share - diluted ..............       6,014        6,080       8,670       10,580      10,340       10,511



                                                                        YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------------
BALANCE SHEET DATA:                                  1996          1997           1998            1999           2000
                                                ------------  ------------    -----------    ------------    -----------
Working capital.............................    $     39,962  $     97,632    $    78,445    $     61,811    $    29,622
Total assets................................          55,324       119,401        133,726         186,597         78,632
Total debt..................................           2,448           189             61               -          5,125
Total stockholders' equity..................          41,370       108,363        121,494         150,935         58,340


(1) The pro forma statement of operations information for 1996 has been computed for the pro forma period to adjust our net earnings to eliminate executive compensation expense for such period in excess of the amount of executive compensation, including the full amount of potential bonus, that would have been paid had the executive compensation agreements, which became effective upon the closing of the Company's initial public offering in October 1996 ("IPO"), been effective throughout such period, and to record income taxes assuming an effective tax rate of 39.6% for the year ended December 31, 1996, which would have been recorded had we been a C Corporation during such period.

(2) Statement of operations data for fiscal 1997, 1998 and 1999 includes results of acquired businesses as described in Note 2 to our consolidated financial statements included elsewhere in this report.

(3) Executive compensation expense includes salary and bonuses for Richard D. Helppie, Jr., Charles O. Bracken and Robert R. Tashiro, our former president, and reflects compensation agreements implemented in connection with closing of our IPO. These compensation agreements did not apply to limit amounts paid to these three officers on or prior to the closing of the IPO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We conduct our business in two segments through our primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). We are a leading provider of Digital Business Transformation(TM) services primarily to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. We provide all sectors of the industry with an integrated suite of advisory, solution-centric and process improvement consulting services and information technology outsourcing.

         Prior to October 1, 2000, we were organized into the three business segments of consulting, outsourcing and e-health. Effective October 1, 2000 we organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions and application support to a broad cross-section of healthcare industry participants and information systems vendors. We also assist clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, we assist our clients to achieve supply chain efficiencies, accelerate revenue and manage clinical content. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

         During 1999 and 2000, we continued to expand our e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications and as we continue to innovate services and solutions to develop and capitalize on this growing market, we will incur risks related to our participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms in which we invest; the e-commerce and/or systems integration markets taking turns not foreseen by us and adverse to the positioning and investments undertaken by us; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent in the e-commerce field, increasing our cost of providing services.

         We derive a substantial portion of our revenues from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Billings for fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. We recognize revenue on fixed fee projects in a manner similar to the percentage of completion basis. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. For outsourcing engagements, we recognize revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of December 31, 2000, we have seven significant contracts to provide healthcare IT outsourcing services. In addition, we provide help desk and call center support, typically billable on a per seat per month basis. There can be no assurance that we will be able to achieve profit margins on outsourcing and support contracts which are consistent with our historical levels of profitability. In our consulting segment, we also derive revenues from fees generated from our Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract.

         We seek to increase revenue through various means, including an increase in the number of projects for existing and new clients and expanded geographic presence. In addition, we seek to increase revenues by expanding our range of specialty services with a focus on opportunities arising from the demand for Internet, system security and HIPAA expertise. We manage our client development efforts through client partner organizations having specific geographic responsibility and focus.

         Our most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in our cost of services as a percentage of revenues. This trend may or may not continue depending on whether competition for recruiting and retaining skilled consultants intensifies, particularly in the area of e-commerce services. We have sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, we have sought to address compensation expense pressures through increased use of stock options as an overall part of our compensation package. These efforts have been hampered by the impact of our current stock price.

         Our cost of services as a percentage of revenues is also impacted by our consultant utilization. We attempt to optimize utilization by monitoring project requirements and timetables. The number of consultants assigned to a project will vary according to the size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when consultants are not fully utilized. An unanticipated termination of a significant project has and can cause us to experience lower consultant utilization, resulting in a higher than expected number of unassigned consultants.

         During 2000, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These factors were coupled with a lengthening in the outsourcing sales cycle. Furthermore, the Balanced Budget Act continues to adversely affect the financial stability of our clients and may impact their ability to pay for professional services rendered.

         In addition, our establishment of new competency centers, services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect utilization. For example, we intend to grow our e-commerce services to capture increased client demand expected to occur in this area and this growth will impact utilization as this new area comes online. Also, seasonal factors, such as vacation days and total business days in a quarter, as well as the timing of our annual employees' meeting have and can result in lower consultant utilization. Variations in market offering solution sales and consultant utilization can also result in quarterly variability of our cost of services as a percentage of revenues. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, marketing, facilities, administration, including compensation and benefits, outside professional fees, charges related to the accounts receivable allowance, litigation and claims, equipment depreciation and amortization of goodwill.

         During the year ended December 31, 2000, as compared with the year ended December 31, 1999, we experienced a decline in demand for our services. During the year ended December 31, 2000, we implemented a restructuring plan, which was endorsed by our Board of Directors. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and the optimization of our work force. As a result of the restructuring plan, we reduced quarterly operating expenses by $13.3 million from the third quarter of 2000 to the fourth quarter of 2000 and additional reductions are expected in 2001. We incurred one-time restructuring charges of approximately $4.2 million during the year ended December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenues. The trends illustrated in the following table may not necessarily be indicative of future results.

                                                                    PERCENTAGE OF REVENUES
                                                                    YEAR ENDED DECEMBER 31,
                                                                  1998      1999       2000
                                                                  ----      ----       ----
Revenues......................................................    100.0%    100.0%     100.0%
Cost of services..............................................     52.1%     61.4%      78.3%
Selling, general and administrative expenses..................     37.4%     42.4%      71.6%
Amortization of goodwill......................................      0.7%      0.9%       1.2%
Costs incurred in connection with new business initiative.....      0.0%      3.2%       0.0%
Restructuring charges.........................................      0.0%      0.0%       4.2%
Impairment of goodwill........................................      0.0%      0.0%      10.3%
Executive compensation expense................................      0.7%      0.7%       1.0%
                                                                --------   -------   --------
Earnings (loss) from operations...............................      9.1%     (8.6%)    (66.6%)
Other income, net.............................................      3.7%      1.3%       6.1%
                                                                --------   -------   --------
Earnings (loss) before income taxes...........................     12.8%     (7.3%)    (60.5%)
Provision (benefit) for income taxes..........................      5.1%     (2.6%)     (2.5%)
                                                                --------   -------   --------
Net earnings (loss)...........................................      7.7%     (4.7%)    (58.0%)
                                                                ========   =======   ========

2000 COMPARED TO 1999

         Revenues. Revenues in the consulting segment decreased by $60.7 million, or 54.2%, to $51.2 million for the year ended December 31, 2000, as compared to $111.9 million for the year ended December 31, 1999. The revenue decrease was due primarily to lower consultant headcount and a decline in demand for this segment's services due to the weaker healthcare and technology markets. Revenues in the outsourcing segment decreased by $8.8 million, or 23.9%, to $28.0 million for the year ended December 31, 2000, as compared to $36.8 million for the year ended December 31, 1999. The revenue decrease was primarily attributable to lower consultant utilization in this segment due to our decision to withdraw from an outsourcing agreement as a result of the client's decision in 1999 to compete against us in the local outsourcing market, which was partially offset by two new outsourcing agreements signed during 2000. Revenues in the e-Health segment increased by $19.3 million to $20.0 million for the year ended December 31, 2000, as compared to $0.7 million for the year ended December 31, 1999. The e-Health segment was not established until the third quarter of 1999, did not become fully operational until 2000 and was reorganized into the consulting segment in October, 2000.

         Cost of Services. Cost of services in the consulting segment decreased by $31.6 million, or 48.4%, to $33.8 million for the year ended December 31, 2000, as compared to $65.4 million for the year ended December 31, 1999. The decrease was due primarily to adjustments we made to optimize our work force through the redeployment of staff to the e-Health segment and consultant reductions. Cost of services as a percentage of revenues for the consulting segment increased to 65.9% for the year ended December 31, 2000, as compared to 58.5% for the year ended December 31, 1999. The increase was attributable to lower consultant utilization and a lower revenue base for this segment. Cost of services in the outsourcing segment decreased by $4.3 million, or 16.8%, to $21.3 million for the year ended December 31, 2000, as compared to $25.6 million for the year ended December 31, 1999. The decrease was primarily the result of reduced consultant compensation expenses in this segment. Cost of services as a percentage of revenues for the outsourcing segment increased to 76.0% for the year ended December 31, 2000, as compared to 69.5% for the year ended December 31, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on anticipated future demand and lower consultant utilization in this segment. Cost of services in the e-Health segment increased by $21.9 million to $22.6 million for the year ended December 31, 2000, as compared to $0.7 million for the year ended December 31, 1999. The increase is primarily due to the redeployment of staff from the consulting segment as a result of our continued pursuit to gain market share in the e-Health sector. Cost of services as a percentage of revenues for the e-Health segment increased to 113.0% for the year ended December 31, 2000, as compared to 103.6% for the year ended December 31, 1999. The increase is attributable to lower consultant utilization. Effective October 1, 2000, the e-Health segment was reorganized into the consulting segment.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $7.7 million, or 11.7%, to $73.3 million for the year ended December 31, 2000, as compared to $65.6 million for the year ended December 31, 1999. The increase was due to charges related to the accounts receivable allowance, primarily for specifically identified clients and amounts, litigation and claims, as well as increased facility expenses. Selling, general and administrative expenses as a percentage of revenues increased to 73.8% from 43.9%. The increase was due to the additional charges discussed above, as well as a lower revenue base than anticipated.

         Restructuring charges. We incurred approximately $4.2 million of restructuring charges in connection with the implementation of a restructuring plan during the year ended December 31, 2000. The restructuring charges consisted primarily of severance costs related to a reduction in workforce, the write-off of property and equipment and the closing of various office facilities. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and the optimization of our workforce. See Note 10 of our 2000 Consolidated Financial Statements, "Costs Incurred in Connection with New Business Initiative and Restructuring," for further details on the components of the restructuring charges.

         Impairment of goodwill. During the year ended December 31, 2000, as a result of management's strategic review of our operations, including relevant cash flows, estimated future operating results, industry trends and other available information, it was determined that the carrying value of goodwill exceeded its current fair value. The current fair value of goodwill was determined using estimated discounted future cash flows. During the year ended December 31, 2000, we recorded a non-cash impairment loss of approximately $10.2 million to write down the carrying value of goodwill.

         Other income and expense. Other income was $6.1 million for the year ended December 31, 2000, as compared to $1.9 million for the year ended December 31, 1999. The increase was primarily due to the $5.2 million net gain recognized on the sale of investment securities during the year ended December 31, 2000. We received proceeds of $27.9 million from the sale of our debt securities, 5,172,930 shares of drkoop.com, 331,541 shares of Healtheon/WebMD and 63,500 shares of Neoforma.com common stock.

1999 COMPARED TO 1998

         Revenues. Revenues in the consulting segment increased by $12.8 million, or 12.9%, to $111.9 million for the year ended December 31, 1999, as compared to $99.1 million for the year ended December 31, 1998. The revenue increase was due primarily to continued growth in core lines of business and activity from our acquisitions. Revenues in the outsourcing segment increased by $11.1 million, or 43.3%, to $36.8 million for the year ended December 31, 1999, as compared to $25.7 million for the year ended December 31, 1998. The revenue increase was due primarily to revenue realized from the outsourcing contracts consummated after the second quarter of 1998. Revenues in the e-Health segment were $0.7 million for the year ended December 31, 1999. The e-Health segment was not established until late 1999 and had minimal activity.

         Cost of Services. Cost of services in the consulting segment increased by $17.1 million, or 35.6%, to $65.4 million for the year ended December 31, 1999, as compared to $48.3 million for the year ended December 31, 1998. The increase was due to the additional number of consultants required to support the larger revenue base, as well as increases in their compensation levels. Cost of services as a percentage of revenues for the consulting segment increased to 58.5% for the year ended December 31, 1999, as compared to 48.7% for the year ended December 31, 1998. The increase was attributable to lower consultant utilization for this segment. Cost of services in the outsourcing segment increased by $8.8 million, or 52.5%, to $25.6 million for the year ended December 31, 1999, as compared to $16.8 million for the year ended December 31, 1998. The increase was due to higher compensation expenses in this segment. Cost of services as a percentage of revenues for this segment increased to 69.5% for the year ended December 31, 1999, as compared to 65.3% for the year ended December 31, 1998. The increase is attributable to lower consultant utilization in this segment. Cost of services in the e-Health segment were $0.7 million for the year ended December 31, 1999. The e-Health segment was not established until late 1999 and had minimal activity.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17.3 million, or 35.7%, to $65.6 million for the year ended December 31, 1999, as compared to $48.3 million for the year ended December 31, 1998. The increase was due to incentive and other compensation expenses associated with the addition of key personnel, as well as higher recruiting, marketing, outside professional fees, costs associated with investment and acquisition activities, continuing education and training expenses relating to the new lines of business. Selling, general and administrative expenses as a percentage of revenues increased to 43.9% from 38.7%. The increase was due to the launch of new lines of business, higher recruiting, marketing and outside professional fee expenses, as well as a lower revenue base than anticipated. In addition, goodwill amortization as a percentage of revenues increased to 0.9% in 1999, as compared to 0.7% in 1998.

         Costs incurred in connection with new business initiative. We incurred approximately $4.8 million of costs in connection with the start-up of a new business initiative, of which approximately $4.4 million were non-cash charges primarily related to the issuance of warrants. See Note 10 of our 2000 Consolidated Financial Statements, "Costs Incurred in Connection with New Business Initiative and Restructuring," for a description of the costs incurred.

         Other income and expense. Other income was $1.9 million for the year ended December 31, 1999, as compared to $4.6 million of other income for the year ended December 31, 1998. The change was due to reduced interest earned on our short-term investments. Our short-term investments were lower as of December 31, 1999, in comparison to December 31, 1998, due primarily to acquisitions, equity investments and additions to property and equipment.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, as compared with the year ended December 31, 1999, we experienced a decline in demand for our services. During the year ended December 31, 2000, we implemented a restructuring plan, which was endorsed by our Board of Directors. In connection with the restructuring plan, we have undertaken various actions to reduce our cost structure, improve our competitiveness and restore sustainable profitability. As a result, we recorded restructuring charges of approximately $4.2 million during the year ended December 31, 2000. The restructuring charges consisted primarily of severance costs related to a reduction in workforce, the write-off of property and equipment and the closing of various office facilities. The vast majority of the restructuring expenses were paid in fiscal 2000, however, we currently anticipate one-time cash outflows associated with the implementation of the restructuring plan of approximately $480,000 during 2001, which are included in accrued liabilities as of December 31, 2000.

         Our primary capital needs have been, and will be, to fund our e-commerce, solution sales and systems integration initiatives, capital expenditures and investments. We believe after giving effect to the restructuring plan and assuming revenue consistent with current levels, that our current cash and cash equivalents, equity investment, cash generated from operations, plus available credit under our bank credit facility, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months.

         At December 31, 2000, we had cash and cash equivalents of $20.8 million and working capital of $29.6 million, as compared with cash and cash equivalents of $16.7 million and working capital of $61.8 million at December 31, 1999. Currently, our remaining maximum contingency payments relating to our completed business acquisitions total approximately $6.5 million ($1.7 million in cash and $4.8 million in common stock) payable during the year ended December 31, 2001. We own common stock in Neoforma.com, Inc., a publicly traded company. During October 2000, our investment in Neoforma.com became eligible for sale under Rule 144.

         As of December 31, 2000, we had a line of credit arrangement at Comerica Bank N.A. allowing for borrowings of up to $15.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, we could have borrowed $11.9 million on the line of credit as of December 31, 2000; $5.1 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at December 31, 2000, was 9.5%. The line is collateralized by accounts receivable and any deposits held by the bank. We did not meet a certain financial operating covenant as of December 31, 2000. Subsequent to December 31, 2000, the credit agreement was amended to waive the covenant default as of December 31, 2000, modify the financial covenants for 2001 and reduce the amount of the line of credit to $8,000,000.

         Net cash used in operations was $23.9 million for the year ended December 31, 2000, as compared to net cash provided by operations of $0.5 million for the year ended December 31, 1999. The increase in net cash used in operations was primarily due to the net operating loss excluding the impairment of goodwill, bad debt expense, write-off of property and equipment and the gain on sale of investment securities; which was partially offset by a reduction in accounts receivable.

         Net cash of $22.9 million provided by investing activities during the year ended December 31, 2000, consists of proceeds from the sale of investment securities and property and equipment less additions to property and equipment and contingency payments made relating to prior acquisitions as required by the applicable purchase agreements. As of March 30, 2001, the investment in Neoforma.com has a cost basis of $4.7 million and a market value of $1.0 million.

         Net cash of $5.2 million provided by financing activities during the year ended December 31, 2000, consists primarily of proceeds received on our line of credit.

         We do not believe that inflation has had a material effect on the results of our operations.

QUARTERLY RESULTS

         The following table sets forth certain unaudited quarterly operating information for each of the last eight quarters.

                                                                               QUARTER ENDED
                                              MAR. 31,  JUNE 30,  SEPT. 30,  DEC. 31,  MAR. 31,   JUNE 30,  SEPT. 30,  DEC. 31,
                                                1999      1999      1999      1999       2000       2000      2000      2000
                                                ----      ----      ----      ----       ----       ----      ----      ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................  $ 40,029   $42,146  $37,584   $ 29,590   $ 28,073   $ 25,495   $23,312   $22,357
Cost of services............................    20,749    21,870   24,508     24,587     23,029     21,325    18,368    14,952
Selling, general and administrative
   expenses.................................    14,897    15,653   18,102     16,945     18,370     18,056    23,378    13,474
Costs incurred in connection with
   new business initiative..................         -     4,840        -          -          -          -         -         -
Restructuring charges.......................         -         -        -          -          -          -     2,322     1,843
Impairment of goodwill......................         -         -        -          -          -          -    10,221         -
                                              --------   -------  -------   --------   --------   --------   -------   -------
Earnings (loss) from operations.............     4,383      (217)  (5,026)   (11,942)   (13,326)   (13,886)  (30,977)   (7,912)
Other income, net...........................       478       579      380        437      9,340        414    (3,761)       63
                                              --------   -------  -------   --------   --------   --------   -------   -------
Earnings (loss) before income taxes.........     4,861       362   (4,646)   (11,505)    (3,986)   (13,472)  (34,738)   (7,849)
Provision (benefit) for income taxes........     1,876       157   (1,638)    (4,362)    (1,404)    (1,088)        -         -
                                              --------   -------  -------   --------   --------   --------   -------   -------
Net earnings (loss).........................  $  2,985   $   205  $(3,008)  $ (7,143)  $ (2,582)  $(12,384) $(34,738)  $(7,849)
                                              ========   =======  =======   ========   ========   ========  ========   =======
Net earnings (loss) per share -basic........  $   0.29   $  0.02  $ (0.29)  $  (0.69)  $  (0.25)  $  (1.19) $  (3.34)  $ (0.72)
Net earnings (loss) per share -diluted......  $   0.28   $  0.02  $ (0.29)  $  (0.69)  $  (0.25)  $  (1.19) $  (3.34)  $ (0.72)
Shares used in calculating net
   earnings (loss) per share - basic........    10,347    10,368   10,328     10,317     10,342     10,384    10,390    10,925
Shares used in calculating net
   earnings (loss) per share - diluted......    10,609    10,517   10,328     10,317     10,342     10,384    10,390    10,925

         Revenues and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with a project, fluctuations in sales of our market offerings, slow adoption rate of new solutions, consultant hiring and utilization. The timing of revenues varies from quarter to quarter because our sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, long sales cycles for outsourcing engagements and general economic conditions. In addition, the timing of the establishment of new competency centers, market offerings, geographic expansion and the hiring of key individuals can also have an effect on consultant utilization. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client's fiscal year, can cause us to experience lower consultant utilization. Because a significant percentage of our expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter.

         As a result of the factors above, period to period comparison of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial conditions.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We are incorporating the information required by this item with respect to the our directors by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2001. We have set forth information regarding executive officers in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2001.

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

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION                                        PAGE
- ------                                     -----------                                        ----
3.1       Amended and Restated Certificate of Incorporation of the Company,
          as amended                                                                           (7)

3.2       Form of By-Laws of the Company                                                       (2)

4.1       Specimen Common Stock Certificate                                                    (2)

10.1      Form of Indemnification Agreement between the Company and each of its
          directors and officers                                                               (2)

10.2      Form of Long-Term Incentive Compensation Plan                                        (2)

10.3      Amendment to Long-Term Incentive Plan                                                (3)

10.4      Second Amendment to Long-Term Incentive Plan                                         (8)

10.5      Lease dated March 21, 1996 between PMTC Limited Partnership and Superior             (2)

10.6      Form of Tax Indemnification Agreement                                                (1)

10.7      Compensation Agreement dated January 5, 1998 between Richard D. Helppie,
          Jr. and the Company                                                                  (7)

10.8      Employment Agreement dated January 5, 1998 between Charles O. Bracken
          and the Company                                                                      (7)

10.9      Employment Agreement dated January 20, 1997 between Richard P. Saslow and
          the Company                                                                          (7)

10.10     Employment Agreement dated October 11, 2001 between George S. Huntzinger
          and the Company                                                                      (*)

10.11     Employment Agreement dated October 11, 2001 between Steven H. Smith and
          the Company                                                                          (*)

10.12     Employment Agreement dated August 10, 1998, as amended January 7, 2001,
          between Richard R. Sorensen and the Company                                          (*)

10.13     Resignation and Separation Agreement dated December 1, 2000, between
          James T. House and the Company                                                       (*)

10.14     Promissory Note dated April 20, 1995, executed by Charles O. Bracken in
          favor of the Company                                                                 (1)

10.15     Pledge Agreement dated April 20, 1995, between Charles O. Bracken and
          the Company                                                                          (1)

10.16     Stock Purchase Agreement dated October 11, 2000, between Ronald V. Aprahamian and
          the Company                                                                          (9)

10.17     Promissory Note dated October 11, 2000, executed by Ronald V. Aprahamian in
          favor of the Company                                                                 (9)


EXHIBIT
NUMBER                                     DESCRIPTION                                        PAGE
- ------                                     -----------                                        ----

10.18     Pledge Agreement dated October 11, 2000, between Ronald V. Aprahamian and
          the Company                                                                          (9)

10.19     Stock Purchase Agreement dated October 11, 2000, between George S. Huntzinger and
          the Company                                                                          (9)

10.20     Promissory Note dated October 11, 2000, executed by George S. Huntzinger in
          favor of the Company                                                                 (9)

10.21     Pledge Agreement dated October 11, 2000, between George S. Huntzinger and
          the Company                                                                          (9)

10.22     Stock Purchase Agreement dated October 11, 2000, between Steven H. Smith and
          the Company                                                                          (9)

10.23     Promissory Note dated October 11, 2000, executed by Steven H. Smith in
          favor of the Company                                                                 (9)

10.24     Pledge Agreement dated October 11, 2000, between Steven H. Smith and
          the Company                                                                          (9)

10.25     Plan and Agreement of Merger dated July 28, 1997, among the Company,
          CMSL Acquisition Corp., COMSUL, LTD., and certain shareholders
          of COMSUL, LTD                                                                       (4)

10.26     Merger Agreement dated as of August 14, 1997 among the Company,
          Chi Acquisition Co., The Chi Group, Inc. and certain stockholders
          of the Chi Group, Inc.                                                               (5)

10.27     Asset Purchase Agreement, dated August 20, 1998 among the Company
          Enterprise Consulting Group, Inc., Whittaker Corporation and
          Aviant Information, Inc.                                                             (6)

10.28     Amended and Restated Credit Agreement, dated September 12, 2000, between
          the Company and Comerica Bank                                                        (*)

10.29     First Amendment to Amended and Restated Credit Agreement, dated
          October 26, 2000, between the Company and Comerica Bank                              (*)

10.30     Second Amendment to Amended and Restated Credit Agreement, dated
          March 23, 2001, between the Company and Comerica Bank                                (*)

21.1      Subsidiaries of Superior Consultant Holdings Corporation                             (7)

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

(5) Incorporated by reference from the Registrant's Form 8-K as filed on August 28, 1997.

(6) Incorporated by reference from the Registrant's Form 8-K as filed on September 2, 1998.

(7) Incorporated by reference from the Registrant's Form 10-K as filed on March 31, 1999.

(8) Incorporated by reference from the Registrant's Information Statement on Form 14A as filed April 9, 1999.

(9) Incorporated by reference from the Schedule 13D filed with respect to the Company's securities on November 13, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPERIOR CONSULTANT HOLDINGS
                                        CORPORATION

April 2, 2001                           By: /s/ RICHARD D. HELPPIE, JR.
                                            ----------------------------------
                                        Richard D. Helppie, Jr.
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURES                       TITLE                   DATE

/s/ RONALD V. APRAHAMIAN             Chairman                    April 2, 2001
- ---------------------------------
Ronald V. Aprahamian



/s/ REGINALD M. BALLANTYNE III       Director                    April 2, 2001
- ---------------------------------
Reginald M. Ballantyne III


/s/ CHARLES O. BRACKEN               Director and Executive      April 2, 2001
- ---------------------------------    Vice President
Charles O. Bracken

/s/ KENNETH S. GEORGE                Director                    April 2, 2001
- ---------------------------------
Kenneth S. George


/s/ RICHARD D. HELPPIE, JR.          Chief Executive Officer     April 2, 2001
- ---------------------------------    (Principal Executive
Richard D. Helppie, Jr.              Officer) and Director


/s/ BERNARD J. LACHNER               Director                    April 2, 2001
- ---------------------------------
Bernard J. Lachner


/s/ DOUGLAS S. PETERS                Director                    April 2, 2001
- ---------------------------------
Douglas S. Peters


/s/ RICHARD P. SASLOW                Vice President, General     April 2, 2001
- ---------------------------------    Counsel and Director
Richard P. Saslow


/s/ JOHN L. SILVERMAN                Director                    April 2, 2001
- ---------------------------------
John L. Silverman


/s/ RICHARD R. SORENSEN              Chief Financial Officer     April 2, 2001
- ---------------------------------    (Principal Financial and
Richard R. Sorensen                  Accounting Officer)

ITEM 8.  FINANCIAL STATEMENTS




            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Report of Independent Certified Public Accountants.....................      F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000...........      F-3

Consolidated Statements of Operations for the years
ended December 31, 1998, 1999 and 2000.................................      F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 1998, 1999 and 2000.......................................      F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000.......................................      F-6

Notes to Consolidated Financial Statements.............................      F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 1999 and 2000, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                                 /s/GRANT THORNTON LLP



Southfield, Michigan
February 26, 2001

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,
                                                                                                    ----------------------
                                            ASSETS                                                    1999           2000
                                                                                                    --------       -------
                                                                                                        (In thousands)
Current assets
    Cash and cash equivalents.................................................................      $ 16,691       $20,825
    Short-term investments....................................................................        13,908           -
    Accounts receivable, net..................................................................        38,728        19,474
    Accrued interest receivable and prepaid expenses..........................................         3,201         3,516
    Refundable income taxes...................................................................         5,482         6,099
                                                                                                     -------       -------
                 Total current assets.........................................................        78,010        49,914

Property and equipment, net...................................................................        20,695        17,239
Goodwill, net.................................................................................        18,097         8,973
Investments...................................................................................        69,683           664
Deferred income taxes.........................................................................           -           1,615
Other long-term assets........................................................................           112           227
                                                                                                    --------       -------
                 Total Assets.................................................................      $186,597       $78,632
                                                                                                    ========       =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable to bank.....................................................................      $    -         $ 5,125
    Accounts payable..........................................................................         6,093         7,629
    Accrued liabilities.......................................................................         3,624         3,773
    Deferred revenue..........................................................................         6,254         3,765
    Deferred income taxes.....................................................................           228           -
                                                                                                    --------       -------
                 Total current liabilities....................................................        16,199        20,292

Deferred income taxes.........................................................................        19,463           -
Commitments and contingencies (Note 15).......................................................           -             -
Stockholders' equity
    Preferred stock; authorized, 1,000,000 shares of $.01 par value; issued and outstanding,
       2,000 shares as of December 31, 1999 and 1,000 shares as of December 31, 2000..........           -             -
    Common stock; authorized, 30,000,000 shares of $.01 par value; issued, 10,426,167
       shares as of December 31, 1999 and 11,074,846 shares as of December 31, 2000...........           104           111
    Additional paid-in capital................................................................       114,174       116,003
    Stockholders' notes receivable............................................................          (636)       (1,553)
    Accumulated other comprehensive income (loss).............................................        33,588        (2,373)
    Treasury stock - at cost; 85,000 shares as of December 31, 1999 and 2000..................        (2,270)       (2,270)
    Retained earnings (deficit)...............................................................         5,975       (51,578)
                                                                                                    --------       -------
                 Total stockholders' equity...................................................       150,935        58,340
                                                                                                    --------       -------
                 Total Liabilities and Stockholders' Equity...................................      $186,597       $78,632
                                                                                                    ========       =======

    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended December 31,
                                                                       ------------------------------------
                                                                         1998           1999         2000
                                                                       --------       --------      -------
                                                                       (In thousands, except per share data)
Revenues............................................................   $124,746       $149,349     $ 99,237

Operating costs and expenses
    Cost of services................................................     65,026         91,714       77,674
    Selling, general and administrative expenses....................     48,333         65,597       73,278
    Costs incurred in connection with new business initiative.......        -            4,840          -
    Restructuring charges...........................................        -              -          4,165
    Impairment of goodwill..........................................        -              -         10,221
                                                                       --------       --------     --------
         Total operating costs and expenses.........................    113,359        162,151      165,338
                                                                       --------       --------     --------
         Earnings (loss) from operations............................     11,387        (12,802)     (66,101)

Other income, net...................................................      4,572          1,874        6,056
                                                                       --------       --------     --------
         Earnings (loss) before income taxes........................     15,959        (10,928)     (60,045)

Provision (benefit) for income taxes................................      6,331         (3,967)      (2,492)
                                                                       --------       --------     --------
         Net earnings (loss)........................................   $  9,628       $ (6,961)    $(57,553)
                                                                       ========       ========     ========


Net earnings (loss) per share
    Basic...........................................................   $   0.94       $  (0.67)    $  (5.48)
                                                                       ========       ========     ========
    Diluted.........................................................   $   0.91       $  (0.67)    $  (5.48)
                                                                       ========       ========     ========
Weighted average number of common shares outstanding
    Basic...........................................................     10,266         10,340       10,511
                                                                       ========       ========     ========
    Diluted.........................................................     10,580         10,340       10,511
                                                                       ========       ========     ========



    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Preferred Stock    Common Stock     Additional  Stockholders'  Treasury
                                                            ---------------  ---------------     Paid-In        Notes       Stock
                                                            Shares  Amount   Shares   Amount     Capital     Receivable     Amount
                                                            ------  -------  ------   ------    ----------  ------------   --------
                                                                                  (In thousands)
Balance at January 1, 1998 .............................     --    $   --    10,208   $  102    $ 105,632     $  (679)      $    --
Net earnings and total comprehensive income ............     --        --        --       --           --          --            --
Shares issued in connection with acquisitions ..........      2        --        72        1        2,582          --            --
Exercise of stock options ..............................     --        --        42       --          640          --            --
Tax benefit relating to stock options exercised ........     --        --        --       --          251          --            --
Costs of follow on offering ............................     --        --        --       --          (22)         --            --
Compensation expense recognized for fair
     value of stock options granted ....................     --        --        --       --           30          --            --
Payment on stockholders' notes receivable ..............     --        --        --       --           --          21            --
                                                           ----    ------   -------   ------    ---------     -------       -------
Balance at December 31, 1998 ...........................      2        --    10,322      103      109,113        (658)           --
Net loss ...............................................     --        --        --       --           --          --            --
Net unrealized gain on investment securities ...........     --        --        --       --           --          --            --
                                                           ----    ------   -------   ------    ---------     -------       -------
    Total comprehensive income .........................
Shares issued in connection with acquisitions ..........     --        --        46       --          640          --            --
Exercise of stock options ..............................     --        --        58        1        1,253          --            --
Tax benefit relating to stock options exercised ........     --        --        --       --          160          --            --
Expense recognized for fair value of stock options
     and warrants granted ..............................     --        --        --       --        3,008          --            --
Purchase of 85,000 shares of treasury stock ............     --        --        --       --           --          --        (2,270)
Payment on stockholders' notes receivable ..............     --        --        --       --           --          22            --
                                                           ----    ------   -------   ------    ---------     -------       -------
Balance at December 31, 1999 ...........................      2        --    10,426      104      114,174        (636)       (2,270)
Net loss ...............................................     --        --        --       --           --          --            --
Net unrealized loss on investment securities ...........     --        --        --       --           --          --            --
                                                           ----    ------   -------   ------    ---------     -------       -------
    Total comprehensive loss ...........................
Issuance of common stock ...............................     --        --       600        6          917        (917)           --
Shares issued (cancelled) in connection with acquisition     (1)       --        47        1          652          --            --
Exercise of stock options ..............................     --        --         2       --           32          --            --
Expense recognized for fair value of stock options and
    warrants granted ...................................     --        --        --       --          228          --            --
                                                           ----    ------   -------   ------    ---------     -------       -------
Balance at December 31, 2000 ...........................      1    $   --    11,075   $  111    $ 116,003     $(1,553)      $(2,270)
                                                           ====    ======   =======   ======    =========     =======       =======

                                                                        Accumulated
                                                             Retained      Other
                                                             Earnings  Comprehensive
                                                             (Deficit)  Income (Loss)    Total
                                                            ---------  -------------   --------
                                                                 (In thousands)
Balance at January 1, 1998 .............................     $   3,308    $      --    $ 108,363
Net earnings and total comprehensive income ............         9,628           --        9,628
Shares issued in connection with acquisitions ..........            --           --        2,583
Exercise of stock options ..............................            --           --          640
Tax benefit relating to stock options exercised ........            --           --          251
Costs of follow on offering ............................            --           --          (22)
Compensation expense recognized for fair
     value of stock options granted ....................            --           --           30
Payment on stockholders' notes receivable ..............            --           --           21
                                                            ----------    ---------    ---------
Balance at December 31, 1998 ...........................        12,936           --      121,494
Net loss ...............................................        (6,961)          --       (6,961)
Net unrealized gain on investment securities ...........            --       33,588       33,588
                                                            ----------    ---------    ---------
    Total comprehensive income .........................                                  26,627
Shares issued in connection with acquisitions ..........            --           --          640
Exercise of stock options ..............................            --           --        1,254
Tax benefit relating to stock options exercised ........            --           --          160
Expense recognized for fair value of stock options
     and warrants granted ..............................            --           --        3,008
Purchase of 85,000 shares of treasury stock ............            --           --       (2,270)
Payment on stockholders' notes receivable ..............            --           --           22
                                                            ----------    ---------    ---------
Balance at December 31, 1999 ...........................         5,975       33,588      150,935
Net loss ...............................................       (57,553)          --      (57,553)
Net unrealized loss on investment securities ...........            --      (35,961)     (35,961)
                                                            ----------    ---------    ---------
    Total comprehensive loss ...........................                                 (93,514)
Issuance of common stock ...............................            --           --            6
Shares issued (cancelled) in connection with acquisition            --           --          653
Exercise of stock options ..............................            --           --           32
Expense recognized for fair value of stock options and
    warrants granted ...................................            --           --          228
                                                            ----------    ---------    ---------
Balance at December 31, 2000 ...........................     $ (51,578)   $  (2,373)   $  58,340
                                                            ==========    =========    =========

    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                                  ---------------------------------------
                                                                                    1998          1999             2000
                                                                                  --------      ---------        --------
                                                                                              (In thousands)
Cash flows from operating activities:
    Net earnings (loss).......................................................... $  9,628      $  (6,961)       $(57,553)
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization of property and equipment................    2,382          5,817           5,290
          Goodwill amortization..................................................      826          1,338           1,203
          Impairment of goodwill.................................................      -              -            10,221
          Options and warrants issued to non-employees...........................       30          3,008             228
          Bad debt expense.......................................................      582            927           6,378
          Loss (gain) on sale of property and equipment..........................      -              180             (85)
          Restructuring charge - write-off of property and equipment.............      -              -             2,356
          Gain on sale of investment securities..................................      -              -            (5,161)
          Interest income on marketable debt security............................      -             (323)           (239)
          Warrants from business partner.........................................      -              (29)             29
          Deferred income taxes (benefits).......................................     (104)        (3,065)          3,171
          Changes in operating assets and liabilities, 1998 and 1999 are net of effects from acquisitions:
                 Accounts receivable.............................................  (17,400)         1,539          12,876
                 Accrued interest receivable and prepaid expenses................      130         (1,259)         (1,090)
                 Refundable income taxes.........................................      -           (5,322)           (617)
                 Other long-term assets..........................................      -               (2)           (115)
                 Accounts payable................................................   (2,002)         1,984           1,536
                 Accrued liabilities, deferred bonuses and compensation..........     (830)        (1,200)            149
                 Deferred revenue................................................      277          3,829          (2,489)
                 Income taxes payable............................................      (10)           -               -
                                                                                  --------      ---------        --------
                 Net cash provided by (used in) operating activities.............   (6,491)           461         (23,912)

Cash flows from investing activities:
    Purchase of businesses.......................................................  (12,824)        (3,235)           (873)
    Purchase of investment securities............................................  (11,736)       (15,103)            -
    Proceeds from sale of investment securities..................................      -              -            27,861
    Purchase of property and equipment...........................................  (10,880)       (10,210)         (4,382)
    Proceeds from sale of property and equipment.................................      -              -               277
                                                                                  --------      ---------        --------
                 Net cash provided by (used in) investing activities.............  (35,440)       (28,548)         22,883

 Cash flows from financing activities:
    Net borrowings under line of credit..........................................      -              -             5,125
    Repayments of long-term debt.................................................     (128)           (61)            -
    Proceeds from issuance of common stock.......................................      -              -                 6
    Principal payments on stockholders' notes receivable.........................       21             22             -
    Exercise of stock options....................................................      640          1,254              32
    Stock repurchased............................................................      -           (2,270)            -
    Costs of follow on offering..................................................      (22)           -               -
                                                                                  --------      ---------        --------
                 Net cash provided by (used in) financing activities.............      511         (1,055)          5,163
                                                                                  --------      ---------        --------
Net increase (decrease) in cash and cash equivalents.............................  (41,420)       (29,142)          4,134
Cash and cash equivalents, beginning of period...................................   87,253         45,833          16,691
                                                                                  --------      ---------        --------
Cash and cash equivalents, end of period......................................... $ 45,833      $  16,691        $ 20,825
                                                                                  ========      =========        ========

 Supplemental disclosure of cash flow information - cash paid for income taxes... $  6,454      $   4,110       $      25

 Non-Cash Transactions:
    Shares issued in connection with acquisitions................................ $  2,583      $     640       $     653
    Liabilities assumed in connection with acquisitions..........................    2,976            -               -
    Net unrealized gain (loss) on investments, net of deferred income taxes......      -           33,588         (35,961)
    Tax benefit from exercise of stock options...................................      251            160             -

    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its wholly-owned subsidiaries. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for under the equity method of accounting. All material intercompany accounts and transactions have been eliminated.

     Business Activities and Reportable Segments

     Prior to October 1, 2000, the Company was organized into the three business segments of consulting, outsourcing and e-health. Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions and application support to a broad cross-section of healthcare industry participants and information systems vendors. Through its e-Health (now consulting) segment, the Company also assists clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Property and Equipment

     Property and equipment are stated at cost. Expenditures for renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method.

     Investment Securities

     The Company follows Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under Statement No. 115, debt and marketable equity securities must be classified in one of three categories: trading, available-for-sale, or held to maturity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and reflected in earnings.

     Income Taxes

     The Company accounts for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The tax benefit from the exercise of certain stock options reduces the Company's accrued income tax liability and increases additional paid-in capital.

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

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Fair Value of Financial Instruments

     The carrying value of the cash equivalents and the investment in Neoforma.com, Inc., approximates their estimated fair values based upon quoted market prices. The fair value of stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

     Revenue Recognition

     The Company recognizes revenues as services are performed for projects billed on a time and materials basis. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract. On fixed-fee projects and pre-packaged solution sales, the Company recognizes revenue in a manner similar to the percentage of completion basis. The Company periodically reviews long-term contracts to identify any loss contracts, in which case any loss would be recognized immediately. Deferred revenue represents collections made in advance of services being performed.

     Stock-Based Compensation

     For options granted to employees and Board members, the Company follows the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these option grants. For options and warrants to non-employees, the Company follows the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and accordingly, recognizes expense using a fair market value method.

     Comprehensive Income (Loss)

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting of Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income
(loss), which is included as a component of stockholders' equity, includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investments in drkoop.com, Inc., Healtheon/WebMD Corporation and Neoforma.com, Inc. The decrease during 2000 in accumulated other comprehensive income (loss) is a result of the significant decrease in the market value of the Company's investments, as well as the sale of the Company's entire holdings of debt securities, drkoop.com and Healtheon/WebMD common stock and a portion of its holdings of Neoforma.com common stock.

     Total comprehensive income (loss) is summarized as follows:

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                     1998        1999        2000
                                                                    ------     -------     -------
     Net earnings (loss)........................................    $9,628     $(6,961)   $(57,553)

     Other comprehensive income (loss), net of tax:
        Unrealized holding gains (losses) on securities
           arising during the period............................       -        33,588     (39,032)
        Less:  reclassification adjustment for realized
           losses on securities included in net loss,
           net of tax benefit of $2,091,000.....................       -           -        (3,071)
                                                                    ------     -------    --------
     Other comprehensive income (loss), net of tax..............       -        33,588     (35,961)
                                                                    ------     -------    --------
     Total comprehensive income (loss)..........................    $9,628     $26,627    $(93,514)
                                                                    ======     =======    ========

     New Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards Nos. 133, 137, and 138, all of which provide guidance on derivative instruments and hedging activities. As the Company does not currently participate in any activity involving derivatives or hedging, the Company anticipates that adoption of these statements will not have a material effect on its consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


2.   ACQUISITIONS AND GOODWILL IMPAIRMENT

     The following table summarizes business combinations completed in the years ending December 31, 1998 and 1999, all of which were accounted for using the purchase method within the consulting segment:

                                                               Purchase        Common
                 Entity Name                     Date            Price      Shares Issued
- -------------------------------------------  -----------     -------------  -------------
     1998:

Network Services Division of Multimedia
    Medical Systems, Inc...................  January 1998    $ 4.9 million          -

Novum, Inc.................................  March 1998      $  .6 million         4,363

Lincoln Computer Corporation...............  April 1998      $ 3.1 million        51,270

Aviant Information, Inc....................  August 1998     $ 5.2 million          -

Clark Information Services, Inc............  November 1998   $ 2.5 million        55,886

                                                                            6,328 common
                                                                               and 2,000
                                                                             convertible
ACA Holding, Inc...........................  December 1998   $ 2.6 million     preferred

Health Forecasting Group...................  December 1998   $  .3 million          -

     1999:

Integration Services Group of Healthdyne
    Information Enterprises................  January 1999    $ 2.2 million          -

     In connection with its acquisitions, the Company has recorded goodwill totaling $12,432,000, $3,118,000 and $2,300,000 during the years ended December 31, 1998, 1999 and 2000, respectively. All goodwill is amortized on a straight-line basis over 15 years. Certain acquisitions have contingent payment provisions. As of December 31, 2000, the maximum remaining contingent payments total approximately $6.5 million ($1.7 million payable in cash and $4.8 million in common stock).

     In December 1998, in connection with an acquisition, the Company issued 2,000 shares of preferred stock, contingently convertible into a maximum of $3.0 million in additional common shares in 2001. The preferred stock has a liquidation preference of $1 per share, and voting rights determined by a formula with a floor of 21 votes per share. During the year ended December 31, 2000, 1,000 shares of the preferred stock were cancelled.

     The following unaudited pro forma summary presents the results of operations as though the Company and its acquired businesses accounted for using the purchase method had combined as of January 1, 1998.

                                                          1998
                                                        --------
              Revenues.........................         $137,385
              Net earnings.....................            7,485
              Net earnings per share
                 Basic.........................             0.73
                 Diluted.......................             0.71

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


2.   ACQUISITIONS AND GOODWILL IMPAIRMENT (CONTINUED)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during 1998.

     During the year ended December 31, 2000 as a result of management's strategic review of the Company's operations, including relevant cash flows, estimated future operating results, industry trends and other available information, it was determined that the carrying value of goodwill exceeded its current fair value. The current fair value of goodwill was determined using estimated discounted future cash flows. During the year ended December 31, 2000, the Company recorded a non-cash impairment loss of approximately $10.2 million to write down the carrying value of goodwill.

3.    INVESTMENTS

     Securities classified as available-for-sale under Statement No. 115 are summarized as follows:

                                                                              Gross        Gross
                                                                           Unrealized    Unrealized
                                                                             Holding       Holding     Market
     December 31, 1999:                                           Cost        Gains        Losses       Value
     -----------------                                          --------    ---------     ---------    -------
     U.S. Government Securities maturing after 10 years
        (cost includes accrued interest)....................    $  6,009    $     -       $(1,323)     $ 4,686
     Common Stock
        drkoop.com..........................................       6,000       55,429         -         61,429
        Healtheon/WebMD.....................................      10,089        2,344         -         12,433
                                                                --------    ---------     --------     --------
                                                                $ 22,098      $57,773     $(1,323)     $78,548
                                                                ========    =========     =======      =======
     December 31, 2000:
     -----------------
     Common stock - Neoforma.com............................    $  4,652    $     -       $(3,988)     $   664
                                                               =========    =========     =======      =======

     As of December 31, 1999, the excess of market value over cost of $56,450,000, less deferred taxes of $22,862,000, was credited to the separate component of stockholder's equity called "accumulated other comprehensive income (loss)."

     As of December 31, 2000, the excess of cost over market value of $3,988,000, less the deferred tax benefit of $1,615,000, was charged to "accumulated other comprehensive income (loss)."

     In October 1999, the Company invested $5 million in Neoforma.com, a private company, and recorded its investment at cost at December 31, 1999. In January 2000, Neoforma.com completed its IPO, providing a readily determinable fair value of the Company's investment in Neoforma.com's stock. The Company sold a portion of its Neoforma.com stock during 2000, as well as all its drkoop.com stock, Healtheon/WebMD stock and U.S. Government Securities.

4.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:

                                                                   Year Ended December 31,
                                                                 ---------------------------
                                                                  1998       1999      2000
                                                                 ------     ------    ------
     Allowance for doubtful accounts at beginning of year...     $   692    $1,010    $1,750
     Write-offs.............................................        (264)     (187)   (1,753)
     Charged to bad debt expense............................         582       927     6,378
                                                                 -------    ------    ------
     Allowance for doubtful accounts at end of year.........     $ 1,010    $1,750    $6,375
                                                                 =======    =======   =======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                      December 31,         Range of
                                                                    ------------------      Useful
                                                                     1999        2000       Lives
                                                                    -------    -------    --------
     Office furniture and equipment.............................    $ 6,035    $ 6,166   5-7 Years
     Computer equipment.........................................     16,815      9,128   3-5 Years
     Computer software..........................................      3,230      4,427   3-5 Years
     Buildings..................................................      3,799      3,766    40 Years
     Leasehold improvements.....................................      2,420      3,291   2-7 Years
                                                                     ------    -------
                                                                     32,299     26,778
          Less: accumulated depreciation and amortization......     (12,002)    (9,937)

     Land.......................................................        398        398
                                                                    -------    -------
     Property and equipment, net................................    $20,695    $17,239
                                                                    =======    =======

6.   GOODWILL

     Goodwill consists of the following:
                                                             December 31,
                                                       ----------------------
                                                         1999           2000
                                                       -------        -------
         Goodwill..................................    $20,525        $12,604
             Less:  accumulated amortization.......     (2,428)        (3,631)
                                                       -------        -------
         Goodwill, net.............................    $18,097        $ 8,973
                                                       =======        =======

7.   DEBT

     At December 31, 1999, the Company had a line of credit with a bank which allowed borrowings of up to $3.0 million, due on demand, with no scheduled maturity date. At December 31, 1999, there were no amounts outstanding on this line.

     At December 31, 2000, the Company has a line of credit with a bank allowing for borrowings of up to $15,000,000, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $11,900,000 on the line of credit as of December 31, 2000; $5,125,000 was outstanding. Borrowings under the line mature in March 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at December 31, 2000 was 9.5%. The weighted average interest rate as of December 31, 2000 was 9.5%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company did not meet a certain financial operating covenant as of December 31, 2000. Subsequent to December 31, 2000, the credit agreement was amended to waive the covenant default as of December 31, 2000.


8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                            December 31,
                                                        -------------------
                                                         1999          2000
                                                        ------       ------
         Payroll and withholding taxes..............    $2,036       $2,317
         Commissions................................       -            433
         Bonuses....................................     1,588        1,023
                                                        ------       ------
                    Total accrued liabilities.......    $3,624       $3,773
                                                        ======       ======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


9.   STOCK OPTIONS AND WARRANTS

     Pursuant to the Company's Long-Term Incentive Plan, a maximum of 4,000,000 shares of common stock are reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options, may have terms not exceeding ten years when granted. The exercise price of each option equals the market price of the Company's stock on the date of grant.

     Had compensation cost been determined based on the fair value of all the options at the grant dates consistent with SFAS 123, the Company would have reported the pro forma amounts as follows:

                                                    Year Ended December 31,
                                                 ----------------------------
                                                  1998       1999      2000
                                                 ------     ------   --------
     Pro forma net earnings (loss).............  $7,993   $(11,929)  $(67,925)
     Pro forma net earnings (loss) per share
        Basic..................................    0.78      (1.15)     (6.46)
        Diluted................................    0.76      (1.15)     (6.46)

     For purposes of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the options' vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                    1998       1999       2000
                                                   ------     ------     ------
     Risk free interest rate.....................   4.63%      6.14%      5.81%
     Dividend yield..............................      0%         0%         0%
     Volatility factor...........................     .52        .75        .92
     Expected option term life in years..........     5.0        5.0        5.0

     A summary of the status of the Company's options and warrants as of December 31, 1998, 1999 and 2000, and changes during the years then ended, is presented below:

                                                                       1998                 1999                 2000
                                                                 ----------------    ------------------    -----------------
                                                                         Weighted              Weighted             Weighted
                                                                          Average               Average              Average
                                                                  Shares Exercise    Shares    Exercise    Shares   Exercise
                                                                   (000)   Price      (000)      Price      (000)     Price
                                                                  ------ --------    ------    --------    ------   --------
     Outstanding at beginning of year........................       548    $21.43      1,106    $27.57     2,311     $32.13
     Granted.................................................       638    $26.91      1,454    $34.82     1,308     $11.97
     Exercised...............................................       (42)   $15.19        (58)   $21.59        (2)    $16.00
     Forfeited...............................................       (38)   $32.75       (191)   $31.55      (693)    $24.91
                                                                   ----                -----               -----
     Outstanding at year-end.................................     1,106    $27.57      2,311    $32.13     2,924     $24.42
     Exercisable at year-end.................................       188    $16.37          2    $10.31     1,184     $30.53
     Weighted-average fair value of grants during the year...       638    $16.26      1,454    $20.50     1,308     $ 8.80

     The following information applies to options and warrants outstanding at December 31, 2000:

                                      Number    Weighted-Average  Weighted-Average
     Range of Exercise Prices      Outstanding   Exercise Price    Remaining Life
     ------------------------      -----------  ---------------   ---------------
     $ 1.75 - $10.31.............      199          $ 2.33           3.92 years
     $11.75 - $24.75.............    1,227          $15.40           3.05 years
     $28.00 - $35.75.............      785          $31.45           2.17 years
     $36.00 - $45.13.............      713          $38.39           2.71 years
                                     -----
                                     2,924
                                     =====

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


10.  COSTS INCURRED IN CONNECTION WITH NEW BUSINESS INITIATIVE AND RESTRUCTURING

     In May 1999, the Company entered into an alliance agreement with a business partner and incurred certain one-time costs. These costs consist of:

          Issuance of warrants............................       $2,856
          Additional depreciation expense due
             to change in estimated useful lives..........        1,507
          Bonuses.........................................          477
                                                                 ------
                                                                 $4,840
                                                                 =======
     The fair value of the warrants was calculated at the date of grant using a Black-Scholes pricing model with the following assumptions: risk-free interest rate of 5%, dividend yield of 0%, volatility factor of 42%, and expected term of 5 years.

     The Company agreed to install specified types of software in its own operations and personal computers. As a result, the estimated useful lives of certain software and hardware in use at the time the alliance agreement was signed were shortened. The effect of the change was to increase the net loss for the year ended December 31, 1999 by $933,000 or $0.09 per basic and diluted share.

     In addition, during the years ended December 31, 1999 and 2000, the Company incurred other operating costs in connection with execution of the alliance agreement commitments. A portion of these costs was funded by the business partner, and was recorded as a reduction to expense. The reduction in cost of services and selling, general and administrative expense for the year ended December 31, 1999 was $700,000 and $2,549,000, respectively. The reduction in cost of services and selling, general and administrative expense for the year ended December 31, 2000 was $748,000 and $1,702,000, respectively.

     The Company implemented a restructuring plan during the year ended December 31, 2000 in response to negative operating results, cash flows, and industry trends. The resulting restructuring charges consist primarily of severance costs related to a reduction in workforce (approximately 300 employees), the write-off of property and equipment and the closing of various office facilities. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and the optimization of the Company's workforce.

     The restructuring charges are summarized as follows:

          Severance costs..................................   $1,615
          Write-off of property and equipment..............    2,356
          Closing of various office facilities.............      103
          Other............................................       91
                                                              ------
                                                              $4,165
                                                              ======

At December 31, 2000, approximately $480,000 of restructuring costs, primarily related to severance, are included in accrued liabilities. The Company anticipates these costs will be paid during 2001.

11.  OTHER INCOME

Other income (expense) consists of the following:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998    1999    2000
                                                        ------  ------   -----
          Interest income.............................. $4,620  $1,939  $1,665
          Net realized gain on sale of investments.....    -       -     5,161
          Interest expense.............................    -       (39)   (289)
          Sundry.......................................    (48)    (26)   (481)
                                                        ------  ------   -----
                                                        $4,572  $1,874  $6,056
                                                        ======  ======  ======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


12.  INCOME TAXES

     The income tax provision (benefit) consists of the following:

                                                                       Year Ended December 31,
                                                                      -------------------------
                                                                       1998     1999      2000
                                                                      ------  --------  -------
          Current federal income taxes (benefit)...................   $5,339  $  (517)  $ (5,417)
          Deferred federal income taxes............................     (104)  (2,557)   (14,649)
          Current state income taxes...............................      845     (545)      (243)
          Deferred state income taxes..............................      -       (508)    (2,800)
          Tax benefit from exercise of stock options credited
             directly to additional paid-in capital................      251      160        -
          Valuation allowance......................................      -        -       20,617
                                                                      ------  --------  -------
                                                                      $6,331   $(3,967) $ (2,492)
                                                                      ======   =======  ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                            1999         2000
                                                                           -------     -------
          Deferred tax assets:
             Deferred compensation.....................................   $    183    $    496
             Allowance for bad debts...................................        709       2,582
             Deferred revenue..........................................      2,533       1,525
             Options and warrants issued to non-employees..............      1,230       1,323
             Investment in debt security...............................        536         -
             Other.....................................................         62         598
             Investment in Neoforma.com................................        -         1,615
             Impairment of goodwill....................................        -         4,140
             Net operating loss carryforward...........................        -        11,571
                                                                          --------    --------
                 Total deferred tax assets.............................      5,253      23,850

          Deferred tax liabilities:
             Change from cash to accrual basis of tax accounting.......       (229)        -
             Depreciation..............................................     (1,303)     (1,607)
             Investment in drkoop.com..................................    (22,449)        -
             Investment in Healtheon/WebMD.............................       (949)        -
             Other.....................................................        (14)        (11)
                                                                           -------     -------
                 Total deferred tax liabilities........................    (24,944)     (1,618)
                 Deferred tax asset valuation allowance................        -       (20,617)
                                                                           -------     -------
                 Total net deferred tax (liability) asset..............   $(19,691)   $  1,615
                                                                          ========    ========

A reconciliation of the provision for income taxes follows:

                                                                                  Year Ended December 31,
                                                                               -----------------------------
                                                                                1998       1999       2000
                                                                               ------     ------     -------
         Expected expense (benefit) at the statutory rate..............        $5,426    $(3,716)   $(20,415)
         Permanent differences; expenses recognized for book, not tax             308        402         349
         State income taxes (benefit), net of federal income taxes.....           558       (688)     (3,043)
         Change in valuation allowance.................................           -          -        20,617
         Investment tax credits and other..............................            39         35         -
                                                                               ------    -------    --------
             Total income taxes (benefit)..............................        $6,331    $(3,967)   $ (2,492)
                                                                               ======    =======    ========

The Company has a net operating loss carryforward of approximately $28,600,000 which expires in 2020.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


13.   PROFIT-SHARING AND DEFERRED COMPENSATION PLAN

     The Company has a profit-sharing plan which qualifies under Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. Profit sharing expense was $422,000 for the year ended December 31, 1998. There were no contributions made during the years ended December 31, 1999 and 2000.

14.  NET EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common share ("EPS") data were computed as follows:

                                                                        Year Ended December 31,
                                                                      ------------------------
                                                                      1998       1999       2000
                                                                      ------     ------     ------
         Basic EPS:
             Net earnings (loss).................................   $  9,628   $ (6,961)  $(57,553)
             Weighted-average common shares outstanding..........     10,266     10,340     10,511
                                                                    --------   --------   --------
             Basic earnings (loss) per share.....................   $  0.94    $  (0.67)  $  (5.48)
                                                                    ========   ========   ========
         Diluted EPS:
             Net earnings (loss).................................   $  9,628   $ (6,961)  $(57,553)
             Weighted-average common shares outstanding..........     10,266     10,340     10,511
             Dilutive effect of stock options....................        314        -          -
                                                                    --------   --------   --------
             Weighted-average shares assuming dilution...........     10,580     10,340     10,511
             Diluted earnings (loss) per share...................   $   0.91   $  (0.67)  $  (5.48)
                                                                    ========   ========   ========

     Options and warrants to purchase approximately 114,000, 2,311,000 and 2,924,000 shares of common stock with a weighted average exercise price of $39.97, $32.13 and $24.42 were outstanding at December 31, 1998, 1999 and 2000, respectively, but were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

15.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 2000 are summarized as follows:

                                                       Related      All    Sublease
         Year ending December 31:                        Party     Other    Income      Total
         -------------------------                    --------   --------  ---------  --------
             2001...................................   $  548    $  5,116    $(456)   $ 5,208
             2002...................................      548       4,502     (289)     4,761
             2003...................................      548       3,345      (82)     3,811
             2004...................................      548       2,348      (55)     2,841
             2005...................................      548       2,071       -       2,619
             Thereafter.............................      228       1,104       -       1,332
                                                       ------    --------   ------    -------
             Total future minimum lease payments....   $2,968     $18,486    $(882)   $20,572
                                                       ======    ========    ======   ========

     Net rent expense amounted to approximately $2,751,000, $3,566,000 and $5,032,000 for the years ended December 31, 1998, 1999, and 2000, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations. The rent expense was offset by sublease income of approximately $196,000 and $444,000 for the years ended December 31, 1999 and 2000, respectively.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


15.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Commencing July 1, 2001, Superior is required to pay a business partner a royalty of approximately 3.4% of a certain portion of its systems integration revenue. The royalty, up to a cumulative maximum amount of $11,300,000, will be payable in the years the related revenue is recognized. In addition, as of December 31, 2000 the Company has agreed to contribute a minimum of $500,000 over the next two years to a joint marketing fund.

     The Company is involved in various legal proceedings, including client and employment matters of a nature considered normal to its business. The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

16.  RELATED PARTY TRANSACTIONS

     The Company leases an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $463,000, $469,000 and $470,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The rent expense was offset by sublease income of approximately $69,000 for the years ended December 31, 1999 and 2000.

     During 2000, the Company sold 600,000 shares of its common stock for fair market value to three newly-hired executives, in exchange for cash and promissory notes. The notes total $916,620, bear interest at 9.5% per annum and require payment of all accrued interest and principal in October 2002. During 1995, Superior issued 658,833 shares of its common stock to two stockholders in exchange for promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.7% per annum and require periodic cash payments. Interest income on all notes totaled approximately $54,000, $53,000 and $70,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

     The Company charters aircraft from an entity owned by an officer/stockholder. Payments to the entity were approximately $662,000, $605,000 and $260,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     During the years ended December 31, 1998, 1999 and 2000, the Company recognized revenue of approximately $1,500,000, $1,100,000 and $4,100,000, respectively, from entities in which it had an equity interest. Included in accounts receivable at December 31, 2000, is approximately $1,020,000 due from one of the entities in which it has an equity interest.

17.  SEGMENT FINANCIAL INFORMATION

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

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


17.      SEGMENT FINANCIAL INFORMATION (CONTINUED)

     The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Segment information for 1998 and 1999 have been restated to conform to the current year segments.

                                                                                Year Ended December 31,
                                                                           ---------------------------------
                                                                             1998        1999         2000
                                                                           --------    --------    ---------
         Revenues:
             Consulting................................................    $ 99,078    $111,860     $ 51,209
             Outsourcing...............................................      25,668      36,795       27,995
             e-Health..................................................           -         694       20,033
                                                                           --------    --------     --------
                   Consolidated revenues...............................    $124,746    $149,349     $ 99,237
                                                                           ========    ========     ========
         Gross Profit and Statement of Operations Reconciliation:
             Consulting................................................    $ 50,816    $ 46,433     $ 17,442
             Outsourcing...............................................       8,904      11,227        6,720
             e-Health..................................................           -         (25)      (2,599)
                                                                           --------    --------     --------
                   Consolidated gross profit...........................    $ 59,720    $ 57,635      $21,563
                                                                           ========    ========     ========
         Unallocated:
             SG&A expenses.............................................    $ 48,333    $ 65,597     $ 73,278
             Costs incurred in connection with new
                business initiative....................................           -       4,840            -
             Restructuring charges.....................................           -           -        4,165
             Impairment of goodwill....................................           -           -       10,221
             Other income, net.........................................      (4,572)     (1,874)      (6,056)
                                                                           --------    --------     --------
                   Subtotal............................................      43,761      68,563       81,608
                                                                           --------    --------     --------
                   Consolidated earnings (loss) before income taxes....    $ 15,959    $(10,928)    $(60,045)
                                                                           ========    ========     ========
         Depreciation and amortization:
             Consulting................................................    $  3,107    $  6,837     $  6,216
             Outsourcing...............................................         101         318          277
                                                                           --------    --------     --------
                   Consolidated depreciation and amortization..........    $  3,208    $  7,155     $  6,493
                                                                           ========    ========     ========
         Identifiable assets:
             Consulting................................................    $ 62,603    $ 65,487     $ 33,857
             Outsourcing...............................................      10,510      11,853        7,898
             e-Health..................................................           -         180        3,931
             Unallocated...............................................      60,613     109,077       32,946
                                                                           --------    --------     --------
                   Consolidated total assets...........................    $133,726    $186,597     $ 78,632
                                                                           ========    ========     ========
         Expenditures for long-term assets:
             Consulting................................................    $ 28,627    $ 13,172     $  4,793
             Outsourcing...............................................       1,709         273          792
                                                                           --------    --------     --------
                                                                           $ 30,336    $ 13,445     $  5,585
                                                                           ========    ========     ========