Form 10-K/A
period 2000-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2001-04-30
CIK 1020999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     We are amending our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, to provide the information required to be set forth in Part III of the Annual Report on Form 10-K. We have made no further changes to our Annual Report on Form 10-K filed with the SEC on April 2, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have set forth information regarding executive officers in Part I of our Annual Report on Form 10-K filed with the SEC on April 2, 2001.

                   DIRECTORS WHOSE TERMS CONTINUE UNTIL 2001:

     Reginald M. Ballantyne III (age 57) has served as a Director of the Company since August 1996. Mr. Ballantyne was initially appointed to Superior's Advisory Council in 1995. He has held the position of President of PMH Health Resources, Inc. since 1984. Prior to that, Mr. Ballantyne served as President of Phoenix Memorial Hospital. Mr. Ballantyne was elected Chairman of the American Hospital Association ("AHA") in 1997 and served as Speaker of the AHA House of Delegates in 1998. He is a Fellow of the American College of Healthcare Executives ("ACHE") and a recipient of the ACHE Gold Medal Award for Management Excellence. Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners.

     Kenneth S. George (age 52) has served as a Director of the Company since November 1997. Mr. George is currently a General Partner for Riverside Acquisition, L.L.C. From 1994 to 1995, Mr. George served as Chairman and Chief Executive Officer for AmeriStat, Inc. which was sold in October, 1995 to Med Trans., a subsidiary of Laidlaw. From 1988 through its sale to Healthtrust, Inc. in 1994, Mr. George was Chairman and CEO of Epic Healthcare Group. Mr. George is the founding Director of the Texas Lyceum Association and served as a member on the Board of Managers for the Dallas County Hospital District. Mr. George also currently serves as a State Representative in the Texas House of Representatives.

     John L. Silverman (age 59) has served as a Director of the Company since October 1997. Mr. Silverman is currently an independent consultant to the healthcare industry. From 1995 through 1997, he served as Chief Executive Officer of AsiaCare, Inc., a southeast Asian healthcare investment company. From 1990 to August 1997, he was the Vice President and Chief Financial Officer of Chi Systems, Inc., a healthcare consulting company. Mr. Silverman is currently a director of Integrated Health Services, Inc., MHM Services, Inc., Tangerine Technologies, Inc. and DocNet.com Inc.

                   DIRECTORS WHOSE TERMS CONTINUE UNTIL 2002:

     Ronald V. Aprahamian (age 54) has served as Chairman of Superior since October 2000. Previously, Mr. Aprahamian founded and served as chairman and chief executive officer of Compucare, Inc. and The Compucare Company. Mr. Aprahamian has served as chairman of the Center for Healthcare Information Management, and is a board member and investor of Sunrise Assisted Living, Inc. and Metrocall, Inc. He currently serves as a consulting director at Riggs National Bank of Washington, D.C.

     Richard D. Helppie, Jr. (age 45) is the founder of Superior and served as Superior's President and CEO from May 1984 to January 1999, and as Chairman from May 1984 to October 2000. Mr. Helppie currently serves as Chief Executive Officer, and is a Director, of the Company. Mr. Helppie has more than 26 years of experience in the healthcare and information systems industries. He currently serves as a director of Neoforma.com, Inc.

     Richard P. Saslow (age 54) has served as a Director of the Company since August 1996. Mr. Saslow practiced business law and commercial litigation with the firm of Butzel Long, PC from January 1991 to January 1997. Prior to that period, Mr. Saslow practiced law with the firm of Butzel, Keidan, Simon, Meyers & Graham from 1974 to 1990. Mr. Saslow joined the Company in January 1997 and has served since that time as Vice President and General Counsel.

                   DIRECTORS WHOSE TERMS CONTINUE UNTIL 2003:

     Douglas S. Peters (age 57) has served as a Director of the Company since August 1996. Mr. Peters has served as the President and Chief Executive Officer of Jefferson Health System since its formation in 1995. Previous to that, Mr. Peters served in the same capacity for Main Line Health, Inc. Mr. Peters was a Senior Vice President with Blue Cross Blue Shield of Illinois and prior to that was the President and CEO of Henry Ford Health System. Mr. Peters has 34 years of healthcare industry experience. Mr. Peters is also a director of the Philadelphia Contributionship. Mr. Peters is a Fellow of ACHE.

     Satish K. Tyagi (age 44) became a Director of the Company on April 26, 2001. Mr. Tyagi has been a Principal Partner with Delta Capital & Research ("DC&R") since he founded DC&R in August 2000. From July 1997 until May 2000, Mr. Tyagi was Managing Director, Institutional Research at SG Cowen Securities Corp. Prior to that he was Managing Director, Equity Research at Jefferies Group, Inc. Mr. Tyagi has over 16 years of experience in the healthcare industry, including six years in healthcare management consulting. Mr. Tyagi is currently a director of PMR Corp.

     Charles O. Bracken (age 51) has served as a Director since January 1, 1999, and has served as Superior's Executive Vice President since joining Superior in March 1987. Mr. Bracken has more than 30 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as vice president of marketing of a healthcare information software firm, preceded by 10 years of related experience in healthcare information systems management, including positions as Chief Information Officer for single and multi-hospital corporations.

               SECTION 16(a) BENEFICIAL OWNER REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires the Company's directors and executive officers, and any persons who own more than ten percent (10%) of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all such Section 16(a) filing requirements were complied with, except for a Form 4 which was to be filed by Richard R. Sorensen by December 10, 2000. Such form was filed on April 10, 2001.

ITEM 11. EXECUTIVE COMPENSATION

                             MANAGEMENT COMPENSATION

GENERAL

     The following table sets forth all compensation awarded or earned during the last three fiscal years by the Company's Chief Executive Officer, the three other executive officers of the Company who were serving at the end of our last completed fiscal year, and Robert R. Tashiro and James T. House, who served as executive officers of the Company until October 11, 2000. (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE



                                                                                                 LONG TERM
                                                             ANNUAL COMPENSATION(1)             COMPENSATION
                                                       -------------------------------------    ------------
                                                                                                 SECURITIES
    NAME AND PRINCIPAL                       FISCAL                            OTHER ANNUAL      UNDERLYING      ALL OTHER
         POSITION                             YEAR      SALARY      BONUS      COMPENSATION      OPTIONS(#)    COMPENSATION(2)
---------------------------------------      ------    --------   --------     -------------     ----------    ---------------
Richard D. Helppie, Jr................        2000    $ 329,236   $      0        $  0             45,000          $ 1,405
  Chief Executive Officer                     1999      337,000          0           0             50,000            1,411
  of the Company                              1998      325,000     20,000           0             25,000            5,735
Charles O. Bracken                            2000    $ 320,000   $ 20,000        $  0             50,000          $ 1,376
  Executive Vice President                    1999      320,000          0           0             50,000            1,411
  of the Company                              1998      310,000     30,000           0             25,000            5,692
George S. Huntzinger(3)...............        2000    $  58,300   $      0        $  0             10,000          $   222
  President and Chief
  Operating Officer of the
  Company
Richard R. Sorensen                           2000    $ 200,000   $      0        $  0             20,000          $ 1,203
  Chief Financial Officer                     1999      200,000     22,950           0             11,000            1,315
  of the Company                              1998       69,231      5,877           0             10,000              611
Robert R. Tashiro(4)..................        2000    $ 294,000   $      0        $  0             50,000          $ 1,362
  Former President and                        1999      301,000          0           0             50,000            1,411
  Chief Operating Officer                     1998      290,000     30,000           0             25,000            5,648
  of the Company
James T. House(5).....................        2000    $ 173,000   $ 24,837(6)     $  0             47,500          $ 1,077
  Former Vice President,                      1999      175,000     21,296           0             51,500            1,267
  Chief Financial Officer,                    1998      150,000     51,183           0             25,000            5,323
  Treasurer and Assistant
  Secretary of the Company

--------------------------------------------------------------------------------

(1) Effective January 4, 1999, the Company entered into agreements with Messrs. Helppie and Bracken which provided them with aggregate potential annual compensation of $967,000, comprised of base salary and bonus compensation under their 2000 bonus plans based on achievement of certain pre-determined performance criteria. Effective October 11, 2000, the Company entered into an agreement with Mr. Huntzinger which provided him with annual compensation of $286,000. Mr. Sorensen's employment agreement dated August 10, 1998, provides for annual compensation of $200,000.

(2) Represents amounts paid by the Company during fiscal 2000 for (i) long-term and short-term disability insurance premiums as follows: Messrs. Helppie, Bracken, Sorensen, Tashiro and House - $915 each and Mr. Huntzinger - $153; and (ii) life insurance premiums for which the Company is not the beneficiary as follows: Mr. Helppie - $490, Mr. Bracken - $461, Mr. Huntzinger - $69, Mr. Sorensen - $288, Mr. Tashiro - $447 and Mr. House - $162.

(3) Represents Mr. Huntzinger's compensation from October 11, 2000, the date on which he joined the Company, until December 31, 2000.

(4) Mr. Tashiro resigned as the Company's President and Chief Operating Officer on October 11, 2000, and continued thereafter as an employee of the Company at the same compensation level.

(5) Consists of Mr. House's compensation until November 30, 2000, the date on which he left the Company, plus compensation paid to Mr. House pursuant to a Resignation and Separation Agreement dated as of December 1, 2000.

(6)      Represents compensation deferred from 1996.

EXECUTIVE OPTION GRANTS

    The following table contains information concerning the stock option grants made to each of the Named Executive Officers in 2000.


                                                 OPTION GRANTS IN FISCAL 2000


                                                                 INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                                             --------------------------------------------------------       VALUE AT ASSUMED
                                              NUMBER OF                                                   ANNUAL RATES OF STOCK
                                             SECURITIES   PERCENT OF TOTAL     EXERCISE                  PRICE APPRECIATION FOR
                                             UNDERLYING  OPTIONS GRANTED TO     PRICE                        OPTION TERM(1)
                                               OPTIONS      EMPLOYEES IN         PER      EXPIRATION    ------------------------
                  NAME                         GRANTED       FISCAL 2000       SHARE(2)      DATE           5%           10%
           -------------------------------   ----------- ------------------    --------   ----------    ----------- ------------
           Richard D. Helppie, Jr.........     45,000          3.4%            $ 13.63      01/04/10    $ 385,733   $   977,522
           Charles O. Bracken.............     50,000          3.8%              13.63      01/04/10      428,592     1,086,136
           George S. Huntzinger...........     10,000          0.8%               3.19      08/31/10       20,062        50,840
           Richard R. Sorensen............     20,000          1.5%              13.63      01/04/10      171,437       434,454
           Robert R. Tashiro..............     50,000          3.8%              13.63      01/04/10      428,592     1,086,136
           James T. House.................     47,500          3.6%              13.63      01/04/10      407,162     1,031,829

----------

(1) In accordance with SEC rules, these columns show gains that might exist for the option over the life of the option, a period of ten years. This valuation is hypothetical: if the stock price does not increase above the exercise price, compensation to the named executive officers will be zero. A 5% or 10% annually compounded increase in the Company's stock price from the date of grant to the end of the option term would result in stock prices of $22.20 and $35.35 per share, respectively, in the case of the options with an exercise price of $13.63 per share and $5.20 and $8.27 per share, respectively, in the case of the options with an exercise price of $3.19 per share.

(2) The options granted to Messrs. Helppie, Bracken, Sorensen, Tashiro and House became exercisable on January 1, 2001. The options granted to Mr. Huntzinger become exercisable in eight equal quarterly installments beginning on October 1, 2000 and ending on July 1, 2002.

OPTION EXERCISES AND HOLDINGS

    The following table sets forth information concerning stock options exercised by the Named Executive Officers during 2000, as well as the value of unexercised options held by such persons on December 31, 2000. The values for in-the-money options (which represent the positive spread between the exercise price of any existing stock options and $2.75 per share, the closing price of the Common Stock as reported by the Nasdaq National Market on December 29, 2000) also are included.

                   AGGREGATE OPTION EXERCISES IN FISCAL 2000
                       AND FISCAL YEAR-END OPTION VALUES

                                                                          NUMBER OF SECURITIES
                                                                         UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                               OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                              SHARES                        DECEMBER 31, 2000               DECEMBER 31, 2000
                                             ACQUIRED                ------------------------------   ----------------------------
                                               UPON        VALUE
                     NAME                    EXERCISE   REALIZED(1)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
            ------------------------------  ---------   -----------  --------------  --------------   ------------- --------------
            Richard D. Helppie, Jr .......      0           $ 0         60,000           60,000         $  0           $  0
            Charles O. Bracken............      0             0         60,000           65,000            0              0
            George S. Huntzinger..........      0             0          1,250            8,750            0              0
            Richard R. Sorensen...........      0             0          6,200           34,800            0              0
            Robert R. Tashiro.............      0             0         24,000          106,000            0              0
            James T. House(2).............      0             0        151,272                0            0              0

----------

(1) Calculated as the difference between the fair market value of the Company's Common Stock at the time of the option exercise and the exercise price.

(2) Mr. House's options became exercisable at the time he left the Company pursuant to the terms of the Company's Long-Term Incentive Plan and Mr. House's resignation and separation agreement.

                           COMPENSATION OF DIRECTORS

    Pursuant to the terms of the formula program of the Long-Term Incentive Plan, each director of the Company who is not otherwise employed by the Company automatically will be granted two options to purchase an aggregate of 10,000 shares of Common Stock upon the day the director joins the Board and again thereafter on the first day of the quarter following each anniversary of the day the director joined the Board during his or her term, for so long as he/she remains a director. The options will have an exercise price equal to the fair market value of the Common Stock as of the grant date. The first option is to purchase 5,000 shares of Common Stock, of which 3,000 shares will be fully vested on the date of the grant. The remaining option to purchase 2,000 shares will become fully vested on the first anniversary of the date of the grant, provided that the director/grantee shall have attended all regularly scheduled meetings of the Board and shall have participated in not less than 80% of all Board conference calls scheduled on notice of not less than 48 hours. The second option is to purchase 5,000 shares of Common Stock, of which 1,000 shares will be fully vested on the date of grant. The remaining option to purchase 4,000 shares will become fully vested on the first anniversary of the date of the grant, provided that the director/grantee shall have attended all regularly scheduled meetings of the Board and shall have participated in not less than 80% of all Board conference calls scheduled on notice of not less than 48 hours. In addition, each non-employee director receives an annual fee of $10,000 in compensation for attendance at four regularly scheduled Board meetings, and for participation in special meetings of the Board and Board conference calls. In addition, each non-employee director was granted a special, one-time option to purchase 10,000 shares of Common Stock in November, 2000. These options have an exercise price equal to $3.00, the fair market value of the Common Stock as of the date of the grant, and they become fully vested one year from the date of the grant.

    Directors are also reimbursed for travel expenses incurred in connection with attending board and committee meetings.

            EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

    Richard D. Helppie, Jr.'s compensation agreement provides for an annual salary of $337,000 in 2000 and his bonus plan provides for an annual bonus in 2000 of an amount not more than $150,000. Mr. Helppie's compensation shall be subject to review of the Compensation Committee of the Board.

    Charles O. Bracken's employment agreement provides for his employment as Executive Vice President of the Company at an annual base salary of $320,000 in 2000 and his bonus plan provides for an annual bonus in 2000 of up to $160,000 per year. Under the employment agreement, Mr. Bracken is subject to noncompetition, nonsolicitation and nondisclosure covenants.

    Robert R. Tashiro's employment agreement provides for an annual base salary of $301,000 in 2000 and his bonus plan provides for an annual bonus in 2000 of an amount not more the $150,000. Under the employment agreement, Mr. Tashiro is subject to noncompetition, nonsolicitation and nondisclosure covenants.

    James T. House's employment agreement provides for an annual base salary of $175,000 in 2000 and his bonus plan provides for an annual bonus in 2000 of not more than $100,000. Mr. House entered into a resignation and separation agreement with the Company on December 1, 2000, which provides for salary continuation for a period of one year. Under the resignation and separation agreement, Mr. House is subject to the noncompetition, nonsolicitation and nondisclosure covenants set forth in his employment agreement.

    The employment or compensation agreements with each of Mr. Helppie, Mr. Bracken and Mr. Tashiro provide salary continuation benefits in the event that the executive officer's employment is terminated by the Company for any reason other than gross misconduct, embezzlement or attempted embezzlement of money or property of the Company or a subsidiary or an affiliate, the executive officer's perpetration or attempted perpetration of fraud on the Company or a subsidiary or an affiliate, or the executive officer's participation in a fraud or attempted fraud on the Company. Upon such termination, the officer shall receive his base salary for a period of two years in the case of Mr. Helppie and one year in the case of Mr. Bracken and Mr. Tashiro from the date of termination and his bonus, if any, earned up through and including the date of termination. In addition, any stock options granted up to the date of termination vest immediately upon termination, but no new stock options will be granted after the date of termination.

    The employment or compensation agreements with each of Mr. Helppie, Mr. Bracken and Mr. Tashiro also provide salary continuation benefits in the event that the executive officer's employment is terminated due to a Change in Control (as defined below) of the Company. Upon such termination, the executive officer will receive an amount equal to three times the full annual base salary in effect for the year of termination plus three times the full year's bonus opportunity in effect for the year of termination. In addition, stock options granted up to the date of termination vest immediately upon termination; however, no new stock options will be granted after the date of termination. The resignation and separation agreement with Mr. House provides for the acceleration of payment of amounts due to Mr. House in the event of a Change in Control. A Change in Control is defined to include the acquisition by any person or group of 50% or more of the Company's then-outstanding voting securities, the approval by the stockholders of a merger, consolidation, recapitalization or reorganization of the Company that would result in a transfer of more than 25% of the total voting securities, and the approval by the stockholders of a liquidation of the Company or sale of more than 50% of the Company's assets.

    George S. Huntzinger's employment agreement provides for his employment as President and Chief Operating Officer of the Company at an annual base salary of $286,000. Under the employment agreement, Mr. Huntzinger is subject to noncompetition, nonsolicitation and nondisclosure covenants.

    The employment agreement with Mr. Huntzinger provide salary continuation benefits in the event that his employment is terminated by the Company for any reason other the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to the Company or any of its subsidiaries or any of their respective customers or suppliers, conduct causing the Company or any of its subsidiaries substantial public disgrace or disrepute, substantial and repeated failure continuing after written notice thereof to perform duties of the office held by Mr. Huntzinger as reasonably directed by the Chief Executive Officer of the Company, gross negligence or willful misconduct with respect to the Company or any of its subsidiaries, or any material breach of the noncompetition, nonsolicitation and nondisclosure covenants of the employment agreement. Upon such termination, Mr. Huntzinger shall receive his base salary for a period of six months from the date of termination. Mr. Huntzinger's rights under the other benefit plans and programs of the Company shall be determined in accordance with the terms of such plans and programs as in effect on the date of termination.

    Richard R. Sorensen's employment agreement provides for an annual base salary of $200,000 in 2000. Under the employment agreement, Mr. Sorensen is subject to noncompetition, nonsolicitation and nondisclosure covenants.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Ronald V. Aprahamian served as a member of the Company's Compensation Committee in 2000. Mr. Aprahamian purchased from the Company 200,000 shares of the Company's common stock at fair market value in October, 2000. Of the total purchase price of $307,540 paid by Mr. Aprahamian, he paid $2,000 in cash from personal funds and executed and delivered a promissory note, secured by the shares of common stock purchased by Mr. Aprahamian, to the Company in the principal amount of $305,540, with interest accruing annually at the rate of 9.5%. The principal and accrued and unpaid interest is payable no later than October, 2002.

                         COMPENSATION COMMITTEE REPORT
                           ON EXECUTIVE COMPENSATION

RESPONSIBILITIES AND COMPOSITION OF THE COMMITTEE

    The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for (i) establishing compensation programs for the executive officers of the Company designed to attract, motivate and retain key executives responsible for the Company's success; (ii) administering and maintaining such programs in a manner that will benefit the long-term interests of the Company and its stockholders; and (iii) determining the compensation of the Company's Chief Executive Officer. The Committee is composed of three directors - Ronald V. Aprahamian, Kenneth S. George and John L. Silverman, its Chairperson. All three of these directors have never served as employees of the Company.

    This report describes the philosophy that underlies the cash and equity-based components of the Company's executive compensation program. It also describes the details of each element of the program, as well as the rationale for compensation paid to the Company's Chief Executive Officer and its executive officers in general.

COMPENSATION PHILOSOPHY AND OBJECTIVES

    The Committee believes that the Company's executive officer compensation should be determined according to a competitive framework and based on overall financial results, individual contributions and teamwork that help build value for the Company's stockholders. Within this overall philosophy, the Committee bases the compensation program on the following principles:

COMPENSATION OF EXECUTIVE OFFICERS GENERALLY

    The Company's executive compensation program is designed to link executive pay to Company performance and to provide an incentive to executives to manage the Company with a principal view to enhancing stockholder value.

    Generally, the Company's executive compensation program makes a significant portion of each executive's cash compensation contingent upon growth and improvement in the Company's results of operations, with the potential to earn exceptional rewards for exceptional performance. More specifically, the program is designed to provide compensation for meeting and exceeding internal goals and to provide incentives to increase the market value of the Company's Common Stock. The program is also designed to attract and retain talented executives who are essential to the Company's long-term success within a highly competitive industry that demands unique talents, skills and capabilities.

    Compensation criteria are evaluated annually to ensure they are appropriate and consistent with the business objectives which are important in meeting the Company's earnings per share, operating profits and revenue goals and in enhancing stockholder value. The Company's executive compensation policies and programs are intended to: (i) provide rewards contingent upon Company and individual performance; (ii) link executive compensation to sustainable increases in and the preservation of stockholder value; (iii) promote teamwork among executives and other Company employees; (iv) retain a strong management team; and (v) encourage personal and professional development and growth.

    BASE SALARY. The Committee reviews the compensation of each of its executive officers not less than annually. The Committee's review takes into consideration both the Company's performance with respect to earnings per share, operating profits and revenue, and also the duties and performance of each executive. In making salary recommendations or decisions, the Committee exercises its discretion and judgment based on the foregoing criteria, without applying a specific formula to determine the weight of each factor considered. The Committee also considers equity and fairness when comparing base salaries of executives.

    INCENTIVE BONUSES. Each of the Company's Named Executive Officers was covered under a bonus plan in 2000. Named Executive Officers have annual and other periodic bonus opportunities equal to between $75,000 and $160,000. Mr. Huntzinger did not have a bonus opportunity in 2000. The bonus paid to each Named Executive Officer, if any, is discretionary up to the dollar levels in their respective bonus plans based on financial performance criteria, including revenue growth, profitability and performance.

    EXECUTIVE COMPENSATION IN 2000. The aggregate compensation opportunity, including both salary and bonus, of the Named Executive Officers as a group in 2000 was $1,986,300. However, the Named Executive Officers received actual compensation in 2000 of $1,419,373 due to the financial performance of the Company. The base salaries of the Named Executive Officers other than Mr. Bracken, Mr. Sorensen and Mr. Huntzinger were decreased temporarily in 2000, after which they were returned to their prior level. Because the Company did not achieve its financial performance goals in 2000, none of the Named Executive Officers other than Mr. Bracken received an incentive bonus. Mr. Bracken received a bonus of $20,000 in recognition of his individual performance.

LONG-TERM INCENTIVE COMPENSATION PLAN

    The Committee believes that the granting of stock options and other forms of equity-based compensation is an important method of rewarding and motivating management by aligning management's interests with those of the Company's stockholders on a long-term basis. In addition, the Committee recognizes that the Company conducts its business in an increasingly competitive industry and that, in order for the Company to remain highly competitive and at the same time pursue a high-growth strategy, it must employ the best and most talented executives and managers who possess demonstrated skills and experience. The Company believes that stock options and other forms of equity compensation have given and continue to give the Company a significant advantage in attracting and retaining such employees. The Committee believes the Incentive Plan is an important feature of the Company's executive compensation package. Under the Incentive Plan, the Committee's stock option subcommittee may grant options and other forms of equity compensation to executive officers who are expected to contribute materially to the Company's future success. In determining the size of stock option and other equity grants, the subcommittee focuses primarily on the Company's performance and the perceived role of each executive in accomplishing such performance objectives, as well as the satisfaction of individual performance objectives. The Committee also considers the number of options held, if any, by each executive when making option grants to executive officers. Named Executive Officers except for Mr. Huntzinger received option grants on January 4, 2000 based upon the Company's performance in 1999. Because the Company did not achieve its performance goals in 2000, no other options were granted to Named Executive Officers in 2000, except for options granted to Mr. Huntzinger upon his joining the Company in October, 2000.

    The Committee intends to continue using stock options and other forms of equity compensation as the primary long-term incentive for the Company's executive officers. Because they generally provide rewards to executives only to the extent the Company's stock price increases after the options or other equity awards are granted the Committee feels that stock options and other equity awards granted under the Incentive Plan are an appropriate means to provide executives with incentives that closely align their interests with those of stockholders and thereby encourage them to promote the ongoing success of the Company.

    In February 1999, the Board authorized the creation of the Non-Statutory Stock Option Plan (the "Non-Statutory Plan") and reserved 1,000,000 shares of Common Stock for issuance under the Non-Statutory Plan. Under the Non-Statutory Plan, the Company may grant stock options in connection with acquisitions by the Company and other special circumstances. The Non-Statutory Plan has substantially the same form, terms and substance as the Company's Incentive Plan, except that grants issued under the Non-Statutory Plan will not qualify as "incentive stock options" for tax purposes, and directors and executive officers of the Company are not eligible to receive grants under the Non-Statutory Plan.

POLICY ON DEDUCTIBILITY OF COMPENSATION

    It is the responsibility of the Committee to comply with the provisions of
Section 162(m) of the Internal Revenue Code which, except in the case of "performance-based compensation" and certain other types of compensation, limit to $1,000,000 the amount of the Company's federal income tax deduction for compensation paid to the Chief Executive Officer and the other four most highly paid executive officers.

CHIEF EXECUTIVE OFFICER COMPENSATION

    The Chief Executive Officer's salary, bonus and long-term awards follow the policies set forth above, and are based on both the Company's performance and the satisfaction of individual performance objectives. For the 2000 fiscal year, Mr. Helppie's actual salary was $329,000, and Mr. Helppie did not receive a bonus. Mr. Helppie received non-statutory stock options on January 4, 2000, to purchase 45,000 shares of Common Stock at an exercise price equal to $13.63 per share.

    The foregoing report has been approved by all of the members of the Committee.

                                                 THE COMPENSATION COMMITTEE

                                                 John L. Silverman, Chairperson
                                                 Ronald V. Aprahamian
                                                 Kenneth S. George

                      STOCKHOLDER RETURN PERFORMANCE GRAPH

    Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on the Company's Common Stock against the Nasdaq Market Index and a Company-selected peer group of providers of consulting and/or information services (the "Peer Group"). The graph assumes that $100 was invested on October 10, 1996, in each of the Company's Common Stock, at a price of $16.00 per share, the Nasdaq Market Index and the Peer Group, and that all dividends were reinvested.

         PERFORMANCE GRAPH FOR SUPERIOR CONSULTANT HOLDINGS CORPORATION

                  Prepared by Media General Financial Services
                      Produced on April 18, 2001 including
                                data to 12/31/00


LINE GRAPH

               SUPERIOR CONSULTANT
                 HOLDINGS CORP.        NASDAQ MARKET INDEX     PEER GROUP INDEX

   10/10/96          100.00                  100.00                100.00
   12/31/96          154.69                  104.71                116.55
   12/31/97          187.50                  128.08                158.83
   12/31/98          271.88                  180.64                272.78
   12/31/99          89.06                   318.60                329.20
   12/31/00          17.19                   200.25                250.63



NOTES:

(1)   Peer Group return is weighted by market capitalization.

(2) The Peer Group is comprised of the common stock of the following companies: Cambridge Technology Partners, Inc.; Cerner Corporation; Computer Sciences Corporation; DAOU Systems, Inc.; First Consulting Group Inc.; iGate Capital Corporation; International Business Machines; MarchFirst, Inc.; Navigant Consulting, Inc.; Renaissance Worldwide Corporation; Sapient Corporation; and Shared Medical Systems Corporation.


--------------------------------------------------------------------------------



Pursuant to Item 402(a)(9) of Regulation S-K promulgated by the Securities and Exchange Commission (the "SEC"), neither the "Compensation Committee Report on Executive Compensation" nor the material under the caption "Stockholder Return Performance Graph" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act, as amended (the "Exchange Act"), nor shall such report or such material be deemed to be incorporated by reference in any past or future filing by the Company under the Exchange Act or the Securities Act of 1933, as amended (the "Securities Act").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 27, 2001 by: (i) each person known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of the Company's directors and nominees for directors; (iii) each of the Named Executive Officers; and (iv) all directors and named executive Officers of the Company as a group. (Each person named below has an address in care of the Company's principal executive offices.) The Company believes that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.



                                                                    SHARES BENEFICIALLY OWNED(1)
                        NAME OF BENEFICIAL OWNER                         NUMBER       PERCENT
                        ------------------------                         ------       -------
        Richard D. Helppie, Jr.(2)(3)...........................       3,468,049        31.0
        Laird Norton Financial Group, Inc.(6) ..................         917,965         8.3
        Mellon Financial Corporation(5).........................         749,600         6.8
        Wellington Management Company, LLP(7) ..................         642,800         5.8
        Ronald V. Aprahamian(4).................................         543,525         4.9
        Charles O. Bracken(3)...................................         452,853         4.0
        George S. Huntzinger(3).................................         253,225         2.3
        Robert R. Tashiro(3)....................................         213,610         1.9
        James T. House(3).......................................         151,272         1.3
        Richard P. Saslow(3)....................................          47,700           *
        John L. Silverman(3)....................................          39,519           *
        Douglas S. Peters(3)....................................          28,930           *
        Reginald M. Ballantyne III(3)...........................          27,000           *
        Kenneth S. George(3)....................................          24,000           *
        Richard R. Sorensen(3)..................................          14,900           *
        Satish K. Tyagi(3) .....................................          10,600           *
        All Directors, Executive Officers and 5% stockholders as       7,585,548        64.9
        a group.................................................

----------

 *  less than 1%

(1) Applicable percentage of ownership as of April 27, 2001 is based upon 11,074,846 shares of Common Stock outstanding, and is determined by assuming the exercise of options that are held by such persons (but not those held by any other person) which are exercisable within 60 days of the date hereof. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to the shares shown as beneficially owned.

(2) 3,036,590 shares are held by The Richard D. Helppie, Jr. Trust, of which Mr. Helppie is the sole trustee, and 321,459 shares are held by The Richard
     D. Helppie, Jr. Ten Year Grantor Retained Annuity Trust, of which Mr. Helppie is the sole trustee.

(3) Includes shares issuable upon exercise of options currently exercisable or exercisable within 60 days from the date hereof as follows: Mr. Helppie 110,000 shares; Mr. Bracken 115,000 shares; Mr. Huntzinger 5,000 shares; Mr. Tashiro 74,000 shares; Mr. House 151,272 shares; Mr. Saslow 43,700 shares; Mr. Silverman 24,000 shares; Mr. Peters 27,000 shares; Mr. Ballantyne 27,000 shares; Mr. George 24,000 shares; Mr. Sorensen 12,400 shares; and Mr. Tyagi 4,000 shares.

(4) Includes 3,000 shares held in a trust for the benefit of Polly Aprahamian, Mr. Aprahamian's mother, over which Mr. Aprahamian exercises voting and dispositive power.

(5) According to the Amendment No. 2 to the Report on SEC's Schedule 13G, as of January 25, 2001, Mellon Financial Corporation has sole voting power of 699,000 shares, shares voting power of 33,000 shares and has sole dispositive power of 749,600 shares Mellon Bank, N.A., a subsidiary of Mellon Financial Corporation, is the trustee of the Company's employee benefit plan (the "Plan"), whish is subject to ERISA. The securities reported include all shares held of record by Mellon Bank, N.A. as trustee of the Plan which have not been allocated to the individual accounts of employee participants in the Plan.

(6) According to Report on SEC's Schedule 13G, as of April 6, 2001, Laird Norton Financial Group, Inc. ("LNFG") may be deemed to share voting and dispositive power of 917,965 shares of the Company's common stock. Of the 917,965 shares of Company common stock, a subsidiary of LNFG, Wentworth, Hauser & Voilich ("Wentworth"), may be deemed to share voting and dispositive power of 715,715 shares of common stock with certain persons to whom Wentworth serves as an investment adviser. The remaining 202,250 shares of common stock are held by another subsidiary of LNFG, Laird North Trust Company.

(7) According to Report on SEC's Schedule 13G, as of February 13, 2001, Wellington Management Company, LLP ("WMC") may be deemed to share voting power of 598,800 shares and dispositive power of 642,800 shares with clients of WMC who are owners of record of the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In April 1995, Superior loaned Mr. Bracken $500,000, evidenced by a term promissory note bearing interest at 7.71% per annum. The note provides for equal annual payments of principal and interest of $50,000, payable on December 31 of each year beginning December 31, 1995 with the entire unpaid principal balance due on December 31, 2015. At the option of the Company, the entire outstanding indebtedness under the note may be accelerated in the event that Mr. Bracken's employment with the Company is terminated. The Company and Mr. Bracken entered into an amendment to the promissory note in December, 2000, under which Mr. Bracken's payments of principal and interest were suspended for one year. The largest amount of indebtedness outstanding under such note during fiscal 2000 was $458,000 as of December 31, 2000.

     During 2000, the Company sold 200,000 shares of its common stock for fair market value to each of Mr. Aprahamian, Mr. Huntzinger and one other newly-hired executive, in exchange for cash and promissory notes. The notes total $916,620, bear interest at 9.5% per annum and require payment of all accrued interest and principal in October 2002.

    In 1996 the Company entered into a tax indemnification agreement with the S corporation shareholders of Superior which provides for, among other things, the indemnification of each such shareholder for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) and the repayment to the Company of any amounts received as refunds, resulting from Superior's operations during the period in which it was an S corporation. Management believes that the Company's maximum exposure pursuant to this agreement is not material.

    The Company leases an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $463,000, $469,000 and $470,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The rent expense was offset by sublease income of approximately $69,000 for the years ended December 31, 1999 and 2000.

    In 2000, the Company chartered aircraft from Clearwater Aviation, Inc., of which Mr. Helppie is sole stockholder. Payments under this arrangement totaled approximately $662,000 in 1998, $605,000 in 1999 and $260,000 in 2000. This
arrangement was approved by a majority of all of the independent and disinterested members of the Board of Directors.

     Mr. Saslow, a Director, was a shareholder in the law firm of Butzel Long, PC, Detroit, Michigan. Butzel Long and Mr. Saslow's prior firm Butzel, Keidan, Simon, Myers & Graham, have been outside general counsel to Superior since 1985. Mr. Saslow joined the Company as a vice president and general counsel in January 1997.

     Mr. Peters, a Director, is the President of Jefferson Health System, a non-profit organization which, from time to time, is a client of the Company.

    During the years ended December 31, 1998, 1999 and 2000, the Company recognized revenue of approximately $1,500,000, $1,100,000 and $4,100,000, respectively, from entities in which it had an equity interest. Included in accounts receivable at December 31, 2000, is approximately $1,020,000 due from one of the entities in which it has an equity interest.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUPERIOR CONSULTANT HOLDINGS
                                             CORPORATION

April 30, 2001                               By: /s/ RICHARD D. HELPPIE, JR.
                                                -------------------------------
                                                Richard D. Helppie, Jr.
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURES                                    TITLE                            DATE
/s/ RONALD V. APRAHAMIAN
-----------------------------------------------        Chairman                              April 30, 2001
Ronald V. Aprahamian


-----------------------------------------------        Director                              April 30, 2001
Reginald M. Ballantyne III


-----------------------------------------------        Director and Executive                April 30, 2001
Charles O. Bracken                                     Vice President


-----------------------------------------------        Director                              April 30, 2001
Kenneth S. George

/s/ RICHARD D. HELPPIE, JR.
-----------------------------------------------        Chief Executive Officer               April 30, 2001
Richard D. Helppie, Jr.                                (Principal Executive
                                                       Officer)  and Director

/s/ DOUGLAS S. PETERS
-----------------------------------------------        Director                              April 30, 2001
Douglas S. Peters

/s/ RICHARD P. SASLOW
-----------------------------------------------        Vice President, General               April 30, 2001
Richard P. Saslow                                      Counsel and Director

/s/ JOHN L. SILVERMAN
-----------------------------------------------        Director                              April 30, 2001
John L. Silverman

/s/ RICHARD R. SORENSEN
-----------------------------------------------        Chief Financial Officer               April 30, 2001
Richard R. Sorensen                                    (Principal Financial and
                                                       Accounting Officer)
                                                                          -


-----------------------------------------------        Director                              April 30, 2001
Satish K. Tyagi
