Form 10-Q
period 2001-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2001-05-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


__ x __ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001


                                       OR


_______ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __ X __ No ______

As of May 14, 2001, 11,074,869 shares of the registrant's common stock (par value $.01) were outstanding.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2001
                                      INDEX



PART I - FINANCIAL INFORMATION                                                                             PAGE NO.
                                                                                                           -------
     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31,                   3
                   2000 (unaudited)

                   Condensed Consolidated Statements of Operations for the three months ended                    4
                   March 31, 2001 and 2000 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for the three months ended                    5
                   March 31, 2001 and 2000 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                    9
                   Operations

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk
                   Sensitive Instruments                                                                        13


PART II - OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K                                                             13

SIGNATURES                                                                                                      14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2001              2000
                                                                                     ---------       ------------
                           ASSETS

Current assets
     Cash and cash equivalents                                                       $  16,642         $  20,825
     Accounts receivable, net                                                           18,085            19,474
     Accrued interest receivable and prepaid expenses                                    2,529             3,516
     Refundable income taxes                                                             6,039             6,099
                                                                                     ---------         ---------

        Total current assets                                                            43,295            49,914

Property and equipment, net                                                             16,699            17,239
Goodwill, net                                                                            8,786             8,973
Investments                                                                                970               664
Deferred income taxes                                                                    1,491             1,615
Other long-term assets                                                                     577               227
                                                                                     ---------         ---------

        Total Assets                                                                 $  71,818         $  78,632
                                                                                     =========         =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to bank                                                           $   2,925         $   5,125
     Accounts payable                                                                    5,995             7,629
     Accrued liabilities, deferred bonuses and compensation                              4,714             3,773
     Deferred revenue                                                                    4,104             3,765
                                                                                     ---------         ---------

        Total current liabilities                                                       17,738            20,292

Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value; issued
     and outstanding, 1,000 shares as of March 31, 2001 and December 31, 2000               --                --

     Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding, 11,074,846 shares as of March 31, 2001 and December 31,
     2000                                                                                  111               111

     Additional paid-in capital                                                        115,983           116,003

     Stockholders' notes receivable                                                     (1,544)           (1,553)

     Accumulated other comprehensive loss                                               (2,191)           (2,373)

     Treasury stock - at cost, 85,000 shares as of March 31, 2001 and
     December 31, 2000                                                                  (2,270)           (2,270)

     Retained deficit                                                                  (56,009)          (51,578)
                                                                                     ---------         ---------

        Total stockholders' equity                                                      54,080            58,340
                                                                                     ---------         ---------

        Total Liabilities and Stockholders' Equity                                   $  71,818         $  78,632
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


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                              2001             2000
                                                              ----             ----
Revenues                                                    $ 21,778         $ 28,073

Operating costs and expenses
     Cost of services                                         15,298           23,029
     Selling, general and administrative expenses             10,903           18,370
                                                            --------         --------

        Total operating costs and expenses                    26,201           41,399
                                                            --------         --------

        Loss from operations                                  (4,423)         (13,326)

Other (income) expense, including realized gains on
sale of investments                                                8           (9,340)
                                                            --------         --------

        Loss before income tax benefit                        (4,431)          (3,986)
Income tax benefit                                                --           (1,404)
                                                            --------         --------

        Net loss                                            $ (4,431)        $ (2,582)
                                                            ========         ========

Net loss per share
    Basic                                                   $  (0.40)        $  (0.25)
                                                            ========         ========
    Diluted                                                 $  (0.40)        $  (0.25)
                                                            ========         ========

Weighted average number of common shares outstanding
     Basic                                                    10,990           10,342
                                                            ========         ========
     Diluted                                                  10,990           10,342
                                                            ========         ========

            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2001             2000
                                                                           --------         --------
Cash flows from operating activities:
    Net loss                                                               $ (4,431)        $ (2,582)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization of property and equipment                 1,008            1,457
      Goodwill amortization                                                     187              390
      Bad debt expense                                                           75              493
      Gain on sale of securities                                                 --           (8,974)
      Deferred income taxes                                                      --              281
      Options issued to non-employees                                            --              183
      Interest income on marketable debt security                                --              (83)
      Warrants from business partner                                             --              (30)
      Other                                                                     (13)              --
      Changes in operating assets and liabilities:
         Accounts receivable                                                  1,314            6,846
         Accrued interest receivable and prepaid expenses                       980             (794)
         Refundable income taxes                                                 60            1,411
         Other long-term assets                                                (350)              --
         Accounts payable                                                    (1,634)          (3,128)
         Accrued liabilities, deferred bonuses and compensation                 941            1,148
         Deferred revenue                                                       339           (1,204)
                                                                           --------         --------

               Net cash used in operating activities                         (1,524)          (4,586)

Cash flows from investing activities:
    Proceeds from sale of investments                                            --           14,348
    Purchase of businesses                                                       --             (722)
    Purchase of property and equipment                                         (468)          (1,757)
                                                                           --------         --------

              Net cash provided by (used in) investing activities              (468)          11,869

Cash flows from financing activities:
    Exercise of stock options                                                    --               31
    Repayment of line of credit                                              (2,200)              --
    Principal payments on stockholders' notes receivable                          9               --
                                                                           --------         --------

              Net cash provided by (used in) financing activities            (2,191)              31
                                                                           --------         --------

Net increase (decrease) in cash and cash equivalents                         (4,183)           7,314
Cash and cash equivalents, beginning of period                               20,825           16,691
                                                                           --------         --------

Cash and cash equivalents, end of period                                   $ 16,642         $ 24,005
                                                                           ========         ========

Supplemental disclosure of cash flow information:
    Interest payments                                                      $    116         $     --
    Net unrealized gain (loss) on investments, net of deferred
      income taxes                                                         $    182         $(22,413)


            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K and Form 10-K/A Amendment No. 1 filed by the Company with the Securities and Exchange Commission on April 2, 2001, and April 30, 2001, respectively.

NOTE 2 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

         All the Company's outstanding options and warrants (approximately 3,674,000 and 3,311,000 shares of common stock with a weighted average exercise price of $18.80 and $26.02 at March 31, 2001 and 2000, respectively) were excluded from the computation of common share equivalents because to do so would have been antidilutive for the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which is included as a component of stockholders' equity, includes net unrealized gains and losses on investments in marketable equity and debt securities. The 2001 increase in accumulated other comprehensive income is a result of the increase in the market value of the Company's investment in Neoforma.com during the three months ended March 31, 2001. Total comprehensive loss is summarized as follows in thousands:

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                   ---------
                                                                            2001             2000
                                                                           -------         --------
Net loss                                                                   $(4,431)        $ (2,582)

Other comprehensive loss, net of tax:

    Unrealized holding gains (losses) on securities
      arising during the period                                                182          (17,074)
    Less:  reclassification adjustment for realized gains on
      securities included in net loss, net of tax benefit of $3,636
      for the three months ended March 31, 2000                                 --            5,339
                                                                           -------         --------

Other comprehensive income (loss), net of tax                                  182          (22,413)
                                                                           -------         --------

Total comprehensive loss                                                   $(4,249)        $(24,995)
                                                                           =======         ========

NOTE 4 - SEGMENT FINANCIAL INFORMATION

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

         Information on the Company's operations for the three months ended March 31, 2001 and 2000, is summarized as follows in thousands. Amounts for 2000 have been reclassified to conform to the classifications used in 2001:

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 2001             2000
                                                               --------         --------
Revenues
    Consulting                                                 $ 15,713         $ 20,455
    Outsourcing                                                   6,065            7,618
                                                               --------         --------

       Consolidated revenues                                   $ 21,778         $ 28,073
                                                               ========         ========

Gross Profit and Statement of Operations Reconciliation
    Consulting                                                 $  5,253         $  3,042
    Outsourcing                                                   1,227            2,002
                                                               --------         --------

       Consolidated gross profit                                  6,480            5,044

    Unallocated:
    SG&A expenses                                                10,903           18,370
    Other (income) expense, including realized gains on
    sale of investments                                               8           (9,340)
                                                               --------         --------

       Subtotal                                                  10,911            9,030
                                                               --------         --------

       Consolidated loss before income tax benefit             $ (4,431)        $ (3,986)
                                                               ========         ========


         The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly, such information is not provided.

         The Company's reportable segments are business units that offer and provide different services through different means. The Company's training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other SG&A functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

         The income tax benefit for the three months ended March 31, 2001, does not approximate the federal statutory tax rate, primarily due to the provision of a valuation allowance for deferred tax assets as a result of the uncertainty regarding their realization. As of March 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $32.7 million, which will expire through 2021 if not utilized.

NOTE 6 - LINE OF CREDIT

         During March 2001, the Company amended its line of credit agreement with a bank decreasing its maximum available borrowings from $15.0 million to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $7.3 million on the line of credit as of March 31, 2001; $2.9 million was outstanding. Borrowings under the line mature in March 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at March 31, 2001, was 8.0%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company was in compliance with all financial covenants as of March 31, 2001.

NOTE 7 - CONTINGENCIES

         The Company is involved in various legal proceedings, including client and employment matters of a nature considered normal to its business. The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one accounting period.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises," "expect," "should" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: acquisitions under consideration, the ability to integrate acquisitions on a timely basis, significant client assignments, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the Company's offerings, regulatory changes and other factors affecting the financial constraints on the Company's clients, economic factors specific to healthcare and general economic conditions. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

         The Company conducts its business in two segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a leading provider of Digital Business Transformation(TM) services, primarily to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides all sectors of the industry with an integrated suite of advisory, solution-centric and process improvement consulting services and information technology outsourcing.

         Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also assists clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior offers assistance to its clients to achieve supply chain efficiencies, accelerate revenue and manage clinical content. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing.

         During 2000 and the first quarter of 2001, the Company continued to expand its e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent in the e-commerce field, increasing the Company's cost of providing services.

         The Company derives a substantial portion of its revenues from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Billings for fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. The Company recognizes revenue on fixed fee projects in a manner similar to the percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the

Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of March 31, 2001, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, typically billable on a per seat per month basis. There can be no assurance that the Company will be able to achieve profit margins on existing and new contracts which are consistent with its historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. The Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract.

         The Company seeks to increase revenue through various means, including an increased emphasis on outsourcing engagements, increase in the number of projects for existing and new clients, and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services with a focus on opportunities arising from the demand for Internet, system security and Health Insurance Portability and Accountability Act ("HIPAA") expertise. The Company manages its client development efforts through client partner organizations having specific geographic responsibility and focus. The Company's success in increasing its revenue will be dependent upon the continuing recovery of the marketplace, timely sales, suitable rates and continued growth and improvement in proposal acceptance rates in outsourcing and consulting.

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

         During 2000, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. Furthermore, the Balanced Budget Act may continue to adversely affect the financial stability of the Company's clients and may impact their ability to pay for professional services rendered.

         In addition, the Company's establishment of new competency centers, services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect utilization. For example, the Company intends to grow its e-commerce services to capture increased client demand expected to occur in this area and this growth will impact utilization as this new area comes online. Also, seasonal factors, such as vacation days and total business days in a quarter have and can result in lower consultant utilization. Variations in market offering solution sales and consultant utilization can also result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, including compensation and benefits, outside professional fees, equipment depreciation and amortization of goodwill.

         In connection with the Company's continuing efforts to reduce its cost structure, the Company anticipates incurring certain one-time non-cash charges during the three months ended June 30, 2001, relating to the consolidation and closing of additional office facilities. The costs will consist primarily of the write-off of leasehold improvements associated with these facilities. The amount will be dependent on the sub-lease terms the Company negotiates.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED  MARCH 31, 2000

         Revenues.

                  Consulting. Revenues in this segment decreased by $4.7 million, or 23.2%, to $15.7 million for the three months ended March 31, 2001, as compared to $20.4 million for the three months ended March 31, 2000. The revenue decrease was primarily due to lower consultant headcount and a decline in demand for this segment's services.

                  Outsourcing. Revenues in this segment decreased by $1.5 million, or 20.4%, to $6.1 million for the three months ended March 31, 2001, as compared to $7.6 million for the three months ended March 31, 2000. The decrease is primarily attributable to lower consultant utilization and a reduction of the Company's services to one of its outsourcing clients during the three months ended March 31, 2001.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $7.0 million, or 39.9%, to $10.4 million for the three months ended March 31, 2001, as compared to $17.4 million for the three months ended March 31, 2000. The decrease was due primarily to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenue for this segment decreased to 66.6% for the three months ended March 31, 2001, as compared to 85.1% for the three months ended March 31, 2000. The decrease is attributable to lower consultant headcount in this segment.

                  Outsourcing. Cost of services in this segment decreased by $0.7 million, or 13.9%, to $4.9 million for the three months ended March 31, 2001, as compared to $5.6 million for the three months ended March 31, 2000. The decrease is primarily attributable to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenue for this segment increased to 79.8% for the three months ended March 31, 2001, as compared to 73.7% for the three months ended March 31, 2000. The increase is primarily attributable to lower consultant utilization and a lower revenue base for this segment.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $7.5 million, or 40.6%, to $10.9 million for the three months ended March 31, 2001, as compared to $18.4 million for the three months ended March 31, 2000. The decrease was primarily attributable to reduced compensation, equipment depreciation, technology, marketing and continuing education expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 50.1% from 65.4%. The decrease is primarily attributable to the increased operating efficiencies of the Company.

                  Other income and expense. Net other expense was $8,000 for the three months ended March 31, 2001, as compared to other income of $9.3 million for the three months ended March 31, 2000. The change was primarily the result of the $9.0 million gain recognized on the sale of investments during the three months ended March 31, 2000. The Company did not sell any portion of its investments during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, the Company implemented a restructuring plan, which was endorsed by the Company's Board of Directors, as the result of the Company experiencing a decline in demand for its services as compared to prior years. In connection with the restructuring plan, the Company has undertaken various actions designed to reduce its cost structure, improve its competitiveness and restore sustainable profitability. As a result, the Company recorded restructuring charges of approximately $4.2 million during the year ended December 31, 2000. The majority of these charges, which consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities, were paid in fiscal 2000. During the three months ended March 31, 2001, the Company had one-time cash outflows associated with the implementation of the restructuring plan of approximately $43,000 related to severance costs. These expenditures were included in accrued liabilities as of December 31, 2000. The Company currently anticipates additional one-time cash outflows of approximately $437,000 throughout the remainder of 2001. The expenditures primarily relate to severance costs and are included in accrued liabilities as of March 31, 2001.

         The Company's primary capital needs have been, and will be, to fund its outsourcing, e-commerce, solution sales and systems integration initiatives, as well as its capital expenditures. The Company believes after giving effect to the restructuring plan and assuming revenue consistent with current levels, that its current cash and cash equivalents, equity investment, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.

         At March 31, 2001, the Company had cash and cash equivalents of $16.6 million and working capital of $25.6 million, as compared with cash and cash equivalents of $20.8 million and working capital of $29.6 million at December 31, 2000. The Company has no remaining contingency payments related to its completed business acquisitions. The Company owns common stock in Neoforma.com, Inc., a publicly traded company. As of May 14, 2001, the investment in Neoforma.com has a cost basis and market value of $4.7 million and $0.6 million, respectively.

         As of March 31, 2001, the Company had a line of credit agreement at a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $7.3 million on the line of credit as of March 31, 2001; $2.9 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at March 31, 2001, was 8.0%. The line is collateralized by accounts receivable and any deposits held by the bank. The Company was in compliance with all financial covenants as of March 31, 2001.

         Net cash used in operations was $1.5 million for the three months ended March 31, 2001, as compared to net cash used in operations of $4.6 million for the three months ended March 31, 2000. Net cash used in operations during the first quarter of 2001 was primarily due to the net operating loss, excluding non-cash activity, which was partially offset by the changes in certain operating assets and liabilities. Net cash used in operations during the first quarter of 2000 was primarily due to the net operating loss, excluding non-cash activity, which was partially offset by a reduction in accounts receivable.

         Net cash of $0.5 million used in investing activities during the three months ended March 31, 2001, consists of additions to property and equipment.

         Net cash of $2.2 million used in financing activities during the three months ended March 31, 2001, was principally the result of the payment on the Company's line of credit.

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

         NONE
------------------------

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Superior Consultant Holdings Corporation


Date: May 15, 2001           /s/ Richard D. Helppie
------------------           --------------------------------------------
                             Richard D. Helppie, Jr.
                             Chief Executive Officer
                             (Principal Executive Officer)

Date: May 15, 2001           /s/ Richard R. Sorensen
------------------           --------------------------------------------
                             Richard R. Sorensen
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)