Form 10-Q
period 2001-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2001-08-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  x     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
-----   OF 1934
                  For the quarterly period ended June 30, 2001


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
Yes   X  No
    -----  -----

As of August 13, 2001, 11,074,869 shares of the registrant's common stock (par value $.01) were outstanding.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2001
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                               PAGE NO.
                                                                                                            ---------

     Item 1.       Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31,                    3
                   2000 (unaudited)

                   Condensed Consolidated Statements of Operations for the three and six months                  4
                   ended June 30, 2001 and 2000 (unaudited)

                   Condensed Consolidated Statements of Cash Flows for the six months ended June                 5
                   30, 2001 and 2000 (unaudited)

                   Notes to Condensed Consolidated Financial Statements                                          6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of                   10
                   Operations

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk Sensitive Instruments              15


PART II - OTHER INFORMATION

     Item 4.       Submission of Matters to a Vote of Security Holders                                          16

     Item 6.       Exhibits and Reports on Form 8-K                                                             16

SIGNATURES                                                                                                      17


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2001           2000
                                                                                     ----           ----

                              ASSETS

   Current assets
     Cash and cash equivalents                                                    $  16,006      $   20,825
     Accounts receivable, net                                                        19,826          19,474
     Accrued interest receivable and prepaid expenses                                 2,422           3,516
     Refundable income taxes                                                            944           6,099
                                                                                  ---------      ----------

        Total current assets                                                         39,198          49,914


Property and equipment, net                                                          16,242          17,239
Goodwill, net                                                                         8,598           8,973
Investments                                                                             694             664
Deferred income taxes                                                                 1,603           1,615
Other long-term assets                                                                  639             227
                                                                                  ---------      ----------

        Total Assets                                                              $  66,974      $   78,632
                                                                                  =========      ==========



            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

     Notes payable to bank                                                        $   2,925      $    5,125
     Accounts payable                                                                 5,515           7,629
     Accrued liabilities, deferred bonuses and compensation                           3,565           3,773
     Deferred revenue                                                                 3,898           3,765
                                                                                  ---------      ----------

        Total current liabilities                                                    15,903          20,292


Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value;
     no shares issued or outstanding                                                    -                -


     Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding, 11,074,869 shares as of June 30, 2001 and 11,074,846
     shares as of December 31, 2000                                                     111             111


     Additional paid-in capital                                                     116,003         116,003

     Stockholders' notes receivable                                                  (1,544)         (1,553)

     Accumulated other comprehensive loss                                            (2,355)         (2,373)

     Treasury stock - at cost, 85,000 shares as of June 30, 2001 and
     December 31, 2000                                                               (2,270)         (2,270)

     Accumulated deficit                                                            (58,874)        (51,578)
                                                                                  ---------      ----------

        Total stockholders' equity                                                   51,071          58,340
                                                                                  ---------      ----------

        Total Liabilities and Stockholders' Equity                                $  66,974      $   78,632
                                                                                  =========      ==========



            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                    ------------------------      -------------------------
                                                                        2001          2000            2001          2000
                                                                        ----          ----            ----          ----


Revenues                                                             $   22,115   $   25,495        $  43,893     $  53,568

   Operating costs and expenses
      Cost of services                                                   14,221       21,325           29,519        44,354
      Selling, general and administrative expenses                       10,825       18,056           21,728        36,426
      Restructuring charges, net                                            169            -              169             -
                                                                     ----------   ----------        ---------     ---------

         Total operating costs and expenses                              25,215       39,381           51,416        80,780
                                                                     ----------   ----------        ---------     ---------

         Loss from operations                                            (3,100)     (13,886)          (7,523)      (27,212)

   Other income, including realized gains
      on sale of investment securities                                      235          414              227         9,754
                                                                     ----------   ----------        ---------     ---------

         Loss before income tax benefit                                  (2,865)     (13,472)          (7,296)      (17,458)

   Income tax benefit                                                         -        1,088                -         2,492
                                                                     ----------   ----------        ---------     ---------

         Net loss                                                    $   (2,865)  $  (12,384)      $   (7,296)   $  (14,966)
                                                                     ==========   ==========       ==========    ==========
   Net loss per share
      Basic                                                          $    (0.26)  $    (1.19)      $    (0.66)   $    (1.44)
                                                                     ==========   ==========       ==========    ==========

      Diluted                                                        $    (0.26)  $    (1.19)      $    (0.66)   $    (1.44)
                                                                     ==========   ==========       ==========    ==========

   Weighted average number of common shares outstanding
      Basic                                                              10,990       10,384           10,990        10,363
                                                                     ==========   ==========        =========     =========

      Diluted                                                            10,990       10,384           10,990        10,363
                                                                     ==========   ==========        =========     =========


            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED JUNE 30,
                                                                      ---------------------------
                                                                        2001             2000
                                                                        ----             ----

Cash flows from operating activities:
    Net loss                                                          $ (7,296)         $(14,966)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization of property and equipment            2,054             2,893
      Goodwill amortization                                                375               762
      Bad debt expense                                                     200               763
      Gain on sale of property and equipment                                 -               (27)
      Restructuring charge - write-off of leasehold improvements           305                 -
      Gain on sale of investment securities                                  -            (9,033)
      Deferred income taxes                                                  -             3,171
      Options issued to non-employees                                        -               183
      Interest income on marketable debt security                            -              (167)
      Warrants from business partner                                         -               (59)
      Other                                                                 14                 -
      Changes in operating assets and liabilities:
         Accounts receivable                                              (552)           10,215
         Accrued interest receivable and prepaid expenses                1,080              (848)
         Refundable income taxes                                         5,155            (2,365)
         Accounts payable                                               (2,114)                2
         Accrued liabilities, deferred bonuses and compensation           (208)             (302)
         Deferred revenue                                                  133            (1,210)
                                                                      --------          --------

               Net cash used in operating activities                      (854)          (10,988)


Cash flows from investing activities:
    Proceeds from sale of investment securities                              -            14,870
    Purchase of businesses                                                   -              (871)
    Purchase of property and equipment                                  (1,362)           (3,177)
    Proceeds from sale of property and equipment                             -               184
    Change in other long-term assets                                      (412)              (91)
                                                                      --------          --------

              Net cash provided by (used in) investing activities       (1,774)           10,915


Cash flows from financing activities:
    (Repayment of) proceeds from line of credit                         (2,200)            4,700
    Principal payments on stockholders' notes receivable                     9                 -
    Exercise of stock options                                                -                31
                                                                      --------          --------

              Net cash provided by (used in) financing activities       (2,191)            4,731
                                                                      --------          --------


Net increase (decrease) in cash and cash equivalents                    (4,819)            4,658
Cash and cash equivalents, beginning of period                          20,825            16,691
                                                                      --------          --------

Cash and cash equivalents, end of period                              $ 16,006          $ 21,349
                                                                      ========          ========

Supplemental disclosure of cash flow information:
    Interest payments                                                 $    188          $      -
    Net unrealized gain (loss) on investments, net of deferred
      income taxes                                                    $     18          $(33,364)




            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K and Form 10-K/A Amendment No. 1 filed by the Company with the Securities and Exchange Commission on April 2, 2001, and April 30, 2001, respectively.

         Certain reclassifications were made to the six months ended June 30, 2000, condensed consolidated financial statements to conform to the six months ended June 30, 2001 presentation.

NOTE 2 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company's basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.

         All the Company's outstanding options and warrants (approximately 3,808,000 and 3,246,000 shares of common stock with a weighted average exercise price of $18.92 and $25.67 at June 30, 2001 and 2000, respectively) were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which is included as a component of stockholders' equity, includes net unrealized gains and losses on investments in marketable equity and debt securities. The 2001 decrease in accumulated other comprehensive loss is a result of the increase in the market value of the Company's investment in Neoforma.com, Inc. during the six months ended June 30, 2001. Total comprehensive loss is summarized as follows in thousands:



                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                              ---------------------------   ----------------------------
                                                                  2001          2000            2001          2000
                                                                  ----          ----            ----          ----

Net loss                                                         $ (2,865)     $(12,384)     $ (7,296)     $(14,966)

Other comprehensive income (loss), net of tax:

   Unrealized holding gains (losses) on securities arising
      during the period                                              (164)      (10,916)           18       (27,990)


   Less:  reclassification adjustment for realized gains on
      securities included in net loss, net of tax benefit of
      $23 and $3,659 for the three and six months
      ended June 30, 2000, respectively                                 -            35             -         5,374
                                                                 --------      --------      --------      --------



Other comprehensive income (loss), net of tax                        (164)      (10,951)           18       (33,364)
                                                                 --------      --------      --------      --------

Total comprehensive loss                                         $ (3,029)     $(23,335)     $ (7,278)     $(48,330)
                                                                 ========      ========      ========      ========


NOTE 4 - SEGMENT FINANCIAL INFORMATION

         Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process outsourcing, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management and risk sharing. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.

         Information on the Company's operations for the three and six months ended June 30, 2001 and 2000, is summarized as follows in thousands. Amounts for 2000 have been reclassified to conform to the classifications used in 2001:



                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                            -------------------------    -----------------------
                                                                2001         2000             2001        2000
                                                                ----         ----             ----        ----

Revenues:
     Consulting                                              $ 14,950      $ 18,660      $ 30,663      $ 39,115
     Outsourcing                                                7,165         6,835        13,230        14,453
                                                             --------      --------      --------      --------

       Consolidated revenues                                 $ 22,115      $ 25,495      $ 43,893      $ 53,568
                                                             ========      ========      ========      ========


Gross Profit and Statement of Operations Reconciliation:
     Consulting                                              $  5,632      $  2,282      $ 10,885      $  5,324
     Outsourcing                                                2,262         1,888         3,489         3,890
                                                             --------      --------      --------      --------

       Consolidated gross profit                                7,894         4,170        14,374        9,214

Unallocated:
     SG&A expenses                                             10,825        18,056        21,728        36,426
     Restructuring charges, net                                   169             -           169             -
     Other income, including realized gains on sale of
       investment securities                                     (235)         (414)         (227)       (9,754)
                                                             --------      --------      --------      --------
       Subtotal                                                10,759        17,642        21,670        26,672
                                                             --------      --------      --------      --------

       Consolidated loss before income tax benefit           $ (2,865)     $(13,472)     $ (7,296)     $(17,458)
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

NOTE 5 - INCOME TAXES

         The income tax benefit for the three and six months ended June 30, 2001, does not approximate the federal statutory tax rate, primarily due to the provision of a valuation allowance for deferred tax assets as a result of the uncertainty regarding their realization. As of June 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $36.1 million, which will expire through 2021 if not utilized.

NOTE 6 - LINE OF CREDIT

         The Company has a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $6.4 million on the line of credit as of June 30, 2001; $2.9 million was outstanding. Borrowings under the line mature in March 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at June 30, 2001, was 7.0%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company did not meet a certain financial operating covenant as of June 30, 2001. The Company has obtained a waiver from the bank with respect to such default.

NOTE 7 - RESTRUCTURING CHARGES

         The restructuring charges recorded during the quarter ended June 30, 2001, consist primarily of the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities during 2001, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000.

         The restructuring charges are summarized as follows in thousands:

                  Write-off of leasehold improvements                                   $305
                  Reduction of accrual related to estimated severance costs             (136)
                                                                                        ----

                  Total restructuring charges                                           $169
                                                                                        ====


         At June 30, 2001, approximately $118,000 of restructuring costs, primarily related to severance, are included in accrued liabilities. The Company anticipates these costs will be paid during the remainder of 2001.

NOTE 8 - CONTINGENCIES

         The Company is involved in various legal proceedings, including client and employment matters of a nature considered normal to its business. The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In the opinion of the Company, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one accounting period.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         - all business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transitions initiated before July 1, 2001.
         - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

 ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: acquisitions under consideration, the ability to integrate acquisitions on a timely basis, significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the Company's offerings, regulatory changes and other factors affecting the financial constraints on the Company's clients, economic factors specific to healthcare and general economic conditions. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

         The Company conducts its business in two segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a leading provider of Digital Business Transformation(TM) services, primarily to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides all sectors of the industry with an integrated suite of advisory, solution-centric and process improvement consulting services, and business process and information technology outsourcing.

         Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also assists clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior offers assistance to its clients to achieve supply chain efficiencies, accelerate revenue, reduce medical errors and manage clinical content. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process outsourcing, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, network and financial management, and risk sharing.

         During 2000 and 2001, the Company continued to expand its e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications, and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; slowness of traditional healthcare clients to adopt new technologies or accept new products as they are introduced into the market; and increased competition for consultant talent in the e-commerce field, increasing the Company's cost of providing services.

         The Company derives a substantial portion of its revenues from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Billings for fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. The Company recognizes revenue on fixed fee projects on a percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of June 30, 2001, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, which are typically billable on a per seat per month basis, and managed trust services, which are generally billed annually and recognized ratably over the life of the contract. There can be no assurance that the Company will be able to achieve profit margins on existing and new contracts which are consistent with its historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. The Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract.

         The Company seeks to increase revenue through various means, including an increased emphasis on outsourcing engagements, an increase in the number of projects for existing and new clients and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services with a focus on opportunities arising from the demand for Internet, system security and Health Insurance Portability and Accountability Act ("HIPAA") expertise. The Company manages its client development efforts through client partner organizations having specific geographic responsibility and areas of focus. The Company's success in increasing its revenue will be dependent upon, among other factors, the continuing recovery of the marketplace, timely sales, suitable rates and continued growth and improvement in proposal acceptance rates in outsourcing and consulting. Should the Company be unsuccessful in increasing its revenue, the Company may fail to meet the public market's expectations of its financial performance and operating results, which could have a material adverse effect on its common stock price.

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

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees, depreciation and amortization of goodwill.

         In connection with the Company's continuing efforts to reduce its cost structure, the Company recorded non-cash restructuring charges of approximately $305,000 during the six months ended June 30, 2001. These charges were partially off set by a reduction of approximately $136,000 to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Additional restructuring charges may be incurred in the second half of the year if the Company decides to implement additional cost reduction efforts.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenues.

                  Consulting. Revenues in this segment decreased by $3.7 million, or 19.9%, to $15.0 million for the three months ended June 30, 2001, as compared to $18.7 million for the three months ended June 30, 2000. The revenue decrease was primarily due to a decline in demand for this segment's services.

                  Outsourcing. Revenues in this segment increased by $0.3 million, or 4.8%, to $7.1 million for the three months ended June 30, 2001, as compared to $6.8 million for the three months ended June 30, 2000. The revenue increase was primarily the result of the signing of a new outsourcing agreement during the three months ended June 30, 2001.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $7.0 million, or 43.1%, to $9.4 million for the three months ended June 30, 2001, as compared to $16.4 million for the three months ended June 30, 2000. The decrease was due primarily to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment decreased to 62.3% for the three months ended June 30, 2001, as compared to 87.8% for the three months ended June 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Cost of services in this segment decreased by $0.1 million, or 0.9%, to $4.8 million for the three months ended June 30, 2001, as compared to $4.9 million for the three months ended June 30, 2000. The decrease was primarily due to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment decreased to 68.4% for the three months ended June 30, 2001, as compared to 72.4% for the three months ended June 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $7.2 million, or 40.0%, to $10.8 million for the three months ended June 30, 2001, as compared to $18.0 million for the three months ended June 30, 2000. The decrease was primarily attributable to planned reductions in: compensation, continuing education, depreciation, facility, marketing and outside professional fee expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 48.9% from 70.8%. The decrease is primarily attributable to the increased operating efficiencies of the Company as the result of cost-cutting measures.

                  Restructuring charges. Restructuring charges recorded during the quarter ended June 30, 2001, of approximately $169,000, consist primarily of the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities during 2001, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Refer to
         Note 7 ("Restructuring Charges") of the Company's condensed consolidated financial statements included herein, for further details on the components of the restructuring charges.

                  Other income and expense. Other income was $235,000 for the three months ended June 30, 2001, as compared to $414,000 for the three months ended June 30, 2000. The decrease was primarily due to reduced interest earned on the Company's short-term investments and in gains recognized on the sale of investment securities and fixed assets during 2000. The Company's short-term investments were lower as of June 30, 2001, in comparison to June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenues.

                  Consulting. Revenues in this segment decreased by $8.4 million, or 21.6%, to $30.7 million for the six months ended June 30, 2001, as compared to $39.1 million for the six months ended June 30, 2000. The revenue decrease was primarily due to a decline in demand for this segment's services.

                  Outsourcing. Revenues in this segment decreased by $1.2 million, or 8.5%, to $13.2 million for the six months ended June 30, 2001, as compared to $14.4 million for the six months ended June 30, 2000. The decrease was primarily due to a reduction of the Company's services to one of its outsourcing clients during the six months ended June 30, 2001, partially offset by the signing of a new outsourcing agreement during the second quarter of 2001.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $14.0 million, or 41.5%, to $19.8 million for the six months ended June 30, 2001, as compared to $33.8 million for the six months ended June 30, 2000. The decrease was due primarily to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment decreased to 64.5% for the six months ended June 30, 2001, as compared to 86.4% for the six months ended June 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Cost of services in this segment decreased by $0.8 million, or 7.8%, to $9.7 million for the six months ended June 30, 2001, as compared to $10.5 million for the six months ended June 30, 2000. The decrease was primarily due to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment increased to 73.6% for the six months ended June 30, 2001, as compared to 73.1% for the six months ended June 30, 2000. The increase was primarily attributable to a lower revenue base for this segment.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $14.7 million, or 40.4%, to $21.7 million for the six months ended June 30, 2001, as compared to $36.4 million for the six months ended June 30, 2000. The decrease was primarily attributable to planned reductions in: compensation, continuing education, marketing, facility, depreciation, goodwill amortization and outside professional fee expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 49.5% from 68.0%. The decrease is primarily attributable to the increased operating efficiencies of the Company as the result of cost-cutting measures.

                  Restructuring charges. Restructuring charges recorded during the six months ended June 30, 2001, of approximately $169,000, consist primarily of the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities during 2001, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Refer to
         Note 7 ("Restructuring Charges") of the Company's condensed consolidated financial statements included herein, for further details on the components of the restructuring charges.

                  Other income and expense. Other income was $227,000 for the six months ended June 30, 2001, as compared to $9.8 million for the six months ended June 30, 2000. The decrease was primarily the result of the $9.0 million gain recognized on the sale of investment securities during the six months ended June 30, 2000. The Company did not sell any portion of its investments during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, the Company implemented a restructuring plan, which was endorsed by the Company's Board of Directors, as the result of the Company experiencing a decline in demand for its services as compared to prior years. In connection with the restructuring plan, the Company has undertaken various actions designed to reduce its cost structure, improve its competitiveness and restore sustainable profitability. As a result, the Company recorded restructuring charges of approximately $4.2 million during the year ended December 31, 2000. The majority of these charges, which consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities, were paid in fiscal 2000. During the three and six months ended June 30, 2001, the Company had cash outflows associated with the implementation of the restructuring plan of approximately $183,000 and $226,000 respectively, related to severance costs. These expenditures were included in accrued liabilities as of December 31, 2000. The current accrued liability for additional cash outflows, primarily related to severance costs, which will be paid throughout the remainder of 2001, is approximately $118,000.

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

         At June 30, 2001, the Company had cash and cash equivalents of $16.0 million and working capital of $23.3 million, as compared with cash and cash equivalents of $20.8 million and working capital of $29.6 million at December 31, 2000. The Company owns common stock in Neoforma.com, Inc. ("Neoforma.com"), a publicly traded company. As of August 13, 2001, the investment in Neoforma.com has a cost basis of $4.7 million and market value of $0.6 million.

         As of June 30, 2001, the Company had a line of credit agreement at a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $6.4 million on the line of credit as of June 30, 2001; $2.9 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at June 30, 2001, was 7.0%. The line is collateralized by accounts receivable and any deposits held by the bank.

         Net cash used in operations was $0.9 million for the six months ended June 30, 2001, as compared to net cash used in operations of $11.0 million for the six months ended June 30, 2000. The decrease in net cash used in operations is primarily the result of the decrease in the net operating loss during the six months ended June 30, 2001, as compared to June 30, 2000.

         Net cash of $1.8 million used in investing activities during the six months ended June 30, 2001, consists of additions to property, equipment and software.

         Net cash of $2.2 million used in financing activities during the six months ended June 30, 2001, was principally the result of the payment on the Company's line of credit.

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

Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 29, 2001, the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Reginald M. Ballantyne III, Kenneth S. George and John L. Silverman to the Company's Board of Directors. Messrs. Ballantyne, George and Silverman were each elected to serve a three-year term expiring at the Company's 2004 Annual Meeting. In the election of Mr. Ballantyne, 6,964,525 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 66,489 abstentions and 0 broker non-voters. In the election of Mr. George, 6,964,525 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 66,489 abstentions and 0 broker non-voters. In the election of Mr. Silverman, 6,964,525 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 66,489 abstentions and 0 broker non-voters.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         NONE

(b)      Form 8-K

         NONE

------------------

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Superior Consultant Holdings Corporation


Date: August 14, 2001             /s/  Richard D. Helppie, Jr.
---------------------             -----------------------------------------
                                  Richard D. Helppie, Jr.
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: August 14, 2001             /s/  Richard R. Sorensen
---------------------             -----------------------------------------
                                  Richard R. Sorensen
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)