Form 10-Q
period 2001-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2001-11-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  x    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
-----  ACT OF 1934
               For the quarterly period ended September 30, 2001


                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ----- ACT OF 1934
               For the transition period from                 to


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

As of November 13, 2001, 11,078,165 shares of the registrant's common stock (par value $.01) were outstanding.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------

     Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 2001 and December 31, 2000 (unaudited)         3


                Condensed Consolidated Statements of Operations for
                the three and nine months ended September 30, 2001
                and 2000 (unaudited)                                         4


                Condensed Consolidated Statements of Cash Flows for
                the nine months ended September 30, 2001 and
                2000 (unaudited)                                             5


                Notes to Condensed Consolidated Financial Statements         6

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         10


     Item 3.    Quantitative and Qualitative Disclosure About Market Risk
                Sensitive Instruments                                       15


PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                  17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                                  2001                   2000
                                                                                  ----                   ----
                                       ASSETS
Current assets
  Cash and cash equivalents                                                     $ 16,622               $ 20,825
  Short-term investments                                                             573                    -
  Accounts receivable, net                                                        17,528                 19,474
  Accrued interest receivable and prepaid expenses                                 2,699                  3,516
  Refundable income taxes                                                            888                  6,099
  Deferred income taxes                                                            1,652                    -
                                                                                --------               --------

    Total current assets                                                          39,962                 49,914


  Property and equipment, net                                                     15,370                 17,239
  Goodwill, net                                                                    8,410                  8,973
  Investments                                                                        -                      664
  Deferred income taxes                                                              -                    1,615
  Other long-term assets                                                             837                    227
                                                                                --------               --------

    Total Assets                                                                $ 64,579               $ 78,632
                                                                                ========               ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to bank                                                         $  2,925               $  5,125
  Accounts payable                                                                 6,367                  7,629
  Accrued liabilities, deferred bonuses and compensation                           4,453                  3,773
  Deferred revenue                                                                 2,842                  3,765
                                                                                --------               --------

    Total current liabilities                                                     16,587                 20,292


Stockholders' equity
  Preferred stock; authorized, 1,000,000 shares of $.01 par value;
  no shares issued or outstanding as of September 30, 2001;
  1,000 shares issued and outstanding as of December 31, 2000                        -                      -


  Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding, 11,074,915 shares as of September 30, 2001
  and 11,074,846 shares as of December 31, 2000                                      111                    111


  Additional paid-in capital                                                     116,040                116,003


  Stockholders' notes receivable                                                  (1,544)                (1,553)


  Accumulated other comprehensive loss                                            (2,428)                (2,373)


  Treasury stock - at cost, 352,100 shares as of September 30, 2001 and
  85,000 shares as of December 31, 2000                                           (3,270)                (2,270)


  Accumulated deficit                                                            (60,917)               (51,578)
                                                                                --------               --------

    Total stockholders' equity                                                    47,992                 58,340
                                                                                --------               --------

    Total Liabilities and Stockholders' Equity                                  $ 64,579               $ 78,632
                                                                                ========               ========

            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      -----------------------       -----------------------
                                                                        2001          2000            2001          2000
                                                                        ----          ----            ----          ----
Revenues                                                              $  21,308     $  23,312       $  65,201     $  76,880

   Operating costs and expenses
      Cost of services                                                   13,649        18,368          43,168        62,722
      Selling, general and administrative expenses                        9,615        23,378          31,343        59,804
      Restructuring charges, net                                            216         2,322             385         2,322
      Impairment of goodwill                                                -          10,221             -          10,221
                                                                      ---------     ---------       ---------     ---------


         Total operating costs and expenses                              23,480        54,289          74,896       135,069
                                                                      ---------     ---------       ---------     ---------


         Loss from operations                                            (2,172)      (30,977)         (9,695)      (58,189)

   Other income (expense), including realized gain (loss)
      on sale of investment securities                                      129        (3,761)            356         5,993
                                                                      ---------     ---------       ---------     ---------

         Loss before income tax benefit                                  (2,043)      (34,738)         (9,339)      (52,196)

   Income tax benefit                                                       -             -               -           2,492
                                                                      ---------     ---------       ---------     ---------

         Net loss                                                     $  (2,043)    $ (34,738)      $  (9,339)    $ (49,704)
                                                                      =========     =========       =========     =========

   Net loss per share
      Basic                                                           $   (0.19)    $   (3.34)      $   (0.85)    $   (4.79)
                                                                      =========     =========       =========     =========

      Diluted                                                         $   (0.19)    $   (3.34)      $   (0.85)    $   (4.79)
                                                                      =========     =========       =========     =========

   Weighted average number of common shares outstanding
      Basic                                                              10,977        10,390          10,986        10,372
                                                                      =========     =========       =========     =========

      Diluted                                                            10,977        10,390          10,986        10,372
                                                                      =========     =========       =========     =========


            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ----------------------------------
                                                                                      2001                     2000
                                                                                      ----                     ----
   Cash flows from operating activities:

       Net loss                                                                     $ (9,339)                $ (49,704)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
          Depreciation and amortization of property and equipment                      3,108                     4,187
          Goodwill amortization                                                          562                     1,083
          Impairment of goodwill                                                         -                      10,221
          Bad debt expense                                                               346                     5,719
          Gain on sale of property and equipment                                         -                         (18)
          Restructuring charge - write-off of leasehold improvements                     305                       -
          Gain on sale of investment securities                                          -                      (5,349)
          Deferred income taxes                                                          -                       3,171
          Options issued to non-employees                                                 37                       209
          Interest income on marketable debt security                                    -                        (239)
          Warrants from business partner                                                 -                          29
          Other                                                                           22                       -
          Changes in operating assets and liabilities:
             Accounts receivable                                                       1,600                    11,481
             Accrued interest receivable and prepaid expenses                            795                     1,069
             Refundable income taxes                                                   5,211                    (2,404)
             Accounts payable                                                         (2,262)                    1,553
             Accrued liabilities, deferred bonuses and compensation                      680                     1,398
             Deferred revenue                                                           (923)                   (2,504)
                                                                                    --------                 ---------

                  Net cash provided by (used in) operating activities                    142                   (20,098)

   Cash flows from investing activities:
       Proceeds from sale of investment securities                                       -                      27,687
       Purchase of businesses                                                            -                      (1,648)
       Purchase of property and equipment                                             (1,544)                   (3,696)
       Proceeds from sale of property and equipment                                      -                         269
       Change in other long-term assets                                                 (610)                     (120)
                                                                                    --------                 ---------

                  Net cash provided by (used in) investing activities                 (2,154)                   22,492

   Cash flows from financing activities:
       (Repayment of) proceeds from line of credit                                    (2,200)                    4,700
       Principal payments on stockholders' notes receivable                                9                       -
       Exercise of stock options                                                         -                          32
                                                                                    --------                 ---------

                  Net cash provided by (used in) financing activities                 (2,191)                    4,732
                                                                                    --------                 ---------

   Net increase (decrease) in cash and cash equivalents                               (4,203)                    7,126

   Cash and cash equivalents, beginning of period                                     20,825                    16,691
                                                                                    --------                 ---------

   Cash and cash equivalents, end of period                                         $ 16,622                 $  23,817
                                                                                    ========                 =========

   Supplemental disclosure of cash flow information - cash paid for interest        $    239                 $     151

   Non-Cash Transactions:
       Net unrealized loss on investments, net of deferred income taxes             $    (55)                $ (34,623)

       Repurchase of common stock (settlement date October 2001)                       1,000                       -



            See notes to condensed consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 annual report on Form 10-K and Form 10-K/A Amendment No. 1 filed by the Company with the Securities and Exchange Commission on April 2, 2001, and April 30, 2001, respectively.

         Certain reclassifications were made to the nine months ended September 30, 2000, condensed consolidated financial statements to conform to the nine months ended September 30, 2001 presentation.

NOTE 2 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company's basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares.

         All the Company's outstanding options and warrants (approximately 3,399,000 and 3,038,000 shares of common stock with a weighted average exercise price of $14.13 and $25.72 at September 30, 2001 and 2000, respectively) were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which is included as a component of stockholders' equity, includes net unrealized gains and losses on investments in marketable equity and debt securities. The 2001 increase in accumulated other comprehensive loss is a result of the decrease in the market value of the Company's investment in Neoforma, Inc. during the nine months ended September 30, 2001. Total comprehensive loss is summarized as follows in thousands:


                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    -----------------------        -----------------------
                                                                      2001          2000             2001            2000
                                                                      ----          ----             ----            ----

Net loss                                                            $ (2,043)     $ (34,738)       $ (9,339)     $ (49,704)

Other comprehensive loss, net of tax:

   Unrealized holding losses on securities arising
      during the period                                                  (73)        (3,451)            (55)       (31,441)

   Less:  reclassification adjustment for realized gains (losses)
      on securities included in net loss, net of tax benefit
      (expense) of $(1,492) and $2,167 for the three and
      nine months ended September 30, 2000, respectively                 -           (2,192)           -             3,182
                                                                    --------      ---------        --------      ---------

Other comprehensive loss, net of tax                                     (73)        (1,259)            (55)       (34,623)
                                                                    --------      ---------        --------      ---------

Total comprehensive loss                                            $ (2,116)     $ (35,997)       $ (9,394)     $ (84,327)
                                                                    ========      =========        ========      =========

NOTE 4 - SEGMENT FINANCIAL INFORMATION

         Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, strategic and operations management consulting, application implementation and support, as well as solutions to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process outsourcing, IT management, IT planning and budgeting, application implementation and support, application unification, IT operations, network and financial management and risk sharing. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.

         Information on the Company's operations for the three and nine months ended September 30, 2001 and 2000, is summarized as follows in thousands. Amounts for 2000 have been reclassified to conform to the classifications used in 2001:


                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                ----------------------        ------------------------
                                                                  2001         2000             2001            2000
                                                                  ----         ----             ----            ----
Revenues:
     Consulting                                                 $ 13,341     $  16,558        $ 44,004       $  55,673
     Outsourcing                                                   7,967         6,754          21,197          21,207
                                                                --------     ---------        --------       ---------

       Consolidated revenues                                    $ 21,308     $  23,312        $ 65,201       $  76,880
                                                                ========     =========        ========       =========

Gross Profit and Statement of Operations Reconciliation:
     Consulting                                                 $  5,406     $   3,484        $ 16,291       $   8,808
     Outsourcing                                                   2,253         1,460           5,742           5,350
                                                                --------     ---------        --------       ---------

       Consolidated gross profit                                   7,659         4,944          22,033          14,158

Unallocated:
     SG&A expenses                                                 9,615        23,378          31,343          59,804
     Restructuring charges, net                                      216         2,322             385           2,322
     Impairment of goodwill                                          -          10,221             -            10,221
     Other (income) expense, including realized (gain) loss
         on sale of investment securities                           (129)        3,761            (356)         (5,993)
                                                                --------     ---------        --------       ---------

       Subtotal                                                    9,702        39,682          31,372          66,354
                                                                --------     ---------        --------       ---------

       Consolidated loss before income tax benefit              $ (2,043)    $ (34,738)       $ (9,339)      $ (52,196)
                                                                ========     =========        ========       =========


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

NOTE 5 - INCOME TAXES

         The income tax benefit for the three and nine months ended September 30, 2001, does not approximate the federal statutory tax rate, primarily due to the provision of a valuation allowance for deferred tax assets as a result of the uncertainty regarding their realization. As of September 30, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $39.0 million, the last of which will expire in 2021 if not utilized.

NOTE 6 - LINE OF CREDIT

         The Company has a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $7.3 million on the line of credit as of September 30, 2001; $2.9 million was outstanding. Borrowings under the line mature in March 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at September 30, 2001, was 6.5%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results.

NOTE 7 - RESTRUCTURING CHARGES

         The restructuring charges recorded during the three and nine months ended September 30, 2001, consist primarily of severance costs related to the Company's organizational restructuring and the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities during 2001, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000.

         The restructuring charges for the nine months ended September 30, 2001, are summarized as follows in thousands:


          Severance costs                                              $ 216
          Write-off of leasehold improvements                            305
          Reduction of accrual related to estimated severance costs
            initially recorded during 2000                              (136)
                                                                       -----

          Total restructuring charges                                  $ 385
                                                                       =====


         At September 30, 2001, approximately $187,000 of restructuring costs, primarily related to severance, are included in accrued liabilities. The Company anticipates these costs will be paid during the fourth quarter of 2001.

NOTE 8 - CONTINGENCIES

         The Company is involved in various legal proceedings, including business and employment matters of a nature considered normal to its operations. The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In the opinion of the Company, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one accounting period.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS

         On July 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141"), which eliminates the pooling-of-interest method of accounting for business combinations initiated subsequent to July 1, 2001, and requires all business combinations initiated subsequent to June 30, 2001, to be accounted for by the purchase method of accounting. SFAS 141 also revised the criteria for recognizing intangible assets apart from goodwill. SFAS 141 had no effect on the consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which states that goodwill and indefinite lived intangible assets will no longer be amortized, however, they will be required to be reviewed for impairment at least annually. SFAS 142 also establishes accounting, reporting and disclosure standards for goodwill and other intangible assets. The Company intends to adopt the statement on January 1, 2002. The Company currently anticipates the application of the non-amortization provisions of SFAS 142 will result in a $750,000 reduction in selling, general and administrative expenses in 2002. During 2002, the Company will perform an initial assessment to determine whether its recorded goodwill is considered impaired under the guidelines of the new standard, and will also perform an annual assessment. The impact of adoption of SFAS 142, if any, in connection with these goodwill impairment assessments is not reasonably estimable.

  ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the Company's offerings, acquisitions under consideration, the ability to integrate acquisitions on a timely basis, regulatory changes and other factors affecting the financial constraints on the Company's clients, economic factors specific to healthcare, general economic conditions and unforeseen disruptions in transportation, communications or other infrastructure components. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

         The Company conducts its business in two segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a leading provider of Digital Business Transformation(TM) services, primarily to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides all sectors of the industry with information technology consulting, business process and information technology outsourcing, and management consulting services.

         Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, strategic and operations management consulting, application implementation and support, as well as solutions to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also assists clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior offers assistance to its clients to achieve supply chain efficiencies, accelerate revenue, reduce medical errors and manage clinical content. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process outsourcing, IT management, IT planning and budgeting, application implementation and support, application unification, IT operations, network and financial management, and risk sharing.

         During 2000, the Company expanded its e-commerce, solution sales and systems integration capabilities. In 2001, the Company continued to expand its outsourcing and solution sales, encompassing a range of technologies and applications including Internet and web-based technologies. As the Company continues to innovate services and solutions, the Company will incur risks related to its participation in untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms and technologies in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; slowness of traditional healthcare clients to adopt new technologies or accept new products as they are introduced into the market; longer sales cycles and increased competition for consultant talent, increasing the Company's cost of providing services.

         The Company derives a substantial portion of its revenues from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is Recognized as the services are provided. Billings for fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. The Company recognizes revenue on fixed fee projects on a percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. For outsourcing engagements, the Company generally recognizes revenue in the amount billable under the contract, which is typically billable on a monthly basis. As of September 30, 2001, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, which are typically billable on a per seat per month basis, and managed trust services, which are generally billed annually and recognized ratably over the life of the contract. There can be no assurance that the Company will be able to achieve profit margins on existing and new contracts, which are consistent with its historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. The Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract.

         The Company seeks to increase revenue through various means, including an increased emphasis on outsourcing engagements, an increase in the number of projects for existing and new clients and expanded geographic presence. In addition, the Company seeks to increase revenues by expanding its range of specialty services with a focus on opportunities arising from the demand for Internet, system security, patient safety and Health Insurance Portability and Accountability Act ("HIPAA") expertise. The Company manages its client development efforts through client partner organizations having specific geographic responsibility and areas of focus. The Company's success in increasing its revenue will be dependent upon, among other factors, the continuing recovery of the marketplace, timely sales, suitable rates and continued growth and improvement in proposal acceptance rates in outsourcing and consulting. In addition, the Company's revenues could be impacted by any unforeseen disruptions in transportation, communications or other infrastructure components. Should the Company be unsuccessful in increasing its revenue, the Company may fail to meet the public market's expectations of its financial performance and operating results, which could have a material adverse effect on its common stock price.

         The Company's most significant expense is cost of services, which consists primarily of consultant salaries and benefits. In recent years, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenues. This trend may or may not continue depending on whether competition for recruiting and retaining skilled consultants intensifies. The Company has sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered in the past by the impact of the Company's stock price and could be affected in the future depending upon market conditions.

         The Company's cost of services as a percentage of revenues is also impacted by how efficiently the Company utilizes its consultant resources and delivers its consulting and outsourcing services and solutions. The Company attempts to optimize efficient deployment of its consultants through initial engagement planning and by continuously monitoring project requirements, timetables, and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when the Company experiences lower gross margins.

         During 2000, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects, which continued in 2001. Furthermore, the Balanced Budget Act may continue to adversely affect the financial stability of the Company's clients and may impact their ability to pay for professional services rendered.

         In addition, the Company's establishment of new competency centers, services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days and total business days in a quarter have and can affect margins. Variations in market offering solution sales, longer outsourcing sales cycles and deployment of resources can also result in quarterly variability of the Company's cost of services as a percentage of revenues. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees, depreciation and amortization of goodwill.

         In connection with the Company's continuing efforts to reduce its cost structure, the Company incurred restructuring charges of approximately $385,000 during the nine months ended September 30, 2001. These charges consisted primarily of severance costs related to the Company's organizational restructuring and the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities during 2001, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Additional restructuring charges may be incurred during the fourth quarter of 2001 related to the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues.

                  Consulting. Revenues in this segment decreased by $3.3 million, or 19.4%, to $13.3 million for the three months ended September 30, 2001, as compared to $16.6 million for the three months ended September 30, 2000. The revenue decrease was primarily due to a decline in demand for this segment's services, as well as a shift of revenue from the third quarter of 2001 to future quarters due to a longer sales cycle for some contracts and the events of September 11, 2001.

                  Outsourcing. Revenues in this segment increased by $1.2 million, or 18.0%, to $8.0 million for the three months ended September 30, 2001, as compared to $6.8 million for the three months ended September 30, 2000. The revenue increase was primarily the result of the signing of a significant outsourcing agreement during the second quarter of 2001.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $5.2 million, or 39.3%, to $7.9 million for the three months ended September 30, 2001, as compared to $13.1 million for the three months ended September 30, 2000. The decrease was due primarily to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment decreased to 59.5% for the three months ended September 30, 2001, as compared to 79.0% for the three months ended September 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Cost of services in this segment increased by $0.4 million, or 7.9%, to $5.7 million for the three months ended September 30, 2001, as compared to $5.3 million for the three months ended September 30, 2000. The increase was primarily due to costs incurred for new engagements. Cost of services as a percentage of revenues for this segment decreased to 71.7% for the three months ended September 30, 2001, as compared to 78.4% for the three months ended September 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $13.8 million, or 58.9%, to $9.6 million for the three months ended September 30, 2001, as compared to $23.4 million for the three months ended September 30, 2000. The decrease was primarily attributable to planned reductions in: compensation, facility, communication, continuing education, marketing, outside professional fee expenses, depreciation and charges related to the accounts receivable allowance, litigation and claims. Selling, general and administrative expenses as a percentage of revenues decreased to 45.1% for the three months ended September 30, 2001, as compared to 100.3% for the three months ended September 30, 2000. The decrease is primarily attributable to the increased operating efficiencies of the Company as the result of cost-cutting measures.

                  Restructuring charges. Restructuring charges were $216,000 for the three months ended September 30, 2001, as compared to $2.3 million for the three months ended September 30, 2000. The decrease was primarily due to the majority of the charges associated with the implementation of the restructuring plan during the year ended December 31, 2000, being recorded during the three months ended September 30, 2000. Charges recorded during the three months ended September 30, 2001, consist of severance costs related to the Company's organizational restructuring. Restructuring charges recorded during the three months ended September 30, 2000, consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities. Refer to
         Note 7 ("Restructuring Charges") of the Company's condensed consolidated financial statements included herein, for further details on the components of the restructuring charges.

                  Other income and expense. Other income was $129,000 for the three months ended September 30, 2001, as compared to other expense of $3.8 million for the three months ended September 30, 2000. The change was primarily the result of the $3.7 million net loss recognized on the sale of investment securities during the three months ended September 30, 2000. The Company did not sell any portion of its investments during the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues.

                  Consulting. Revenues in this segment decreased by $11.7 million, or 21.0%, to $44.0 million for the nine months ended September 30, 2001, as compared to $55.7 million for the nine months ended September 30, 2000. The revenue decrease was primarily due to a decline in demand for this segment's services, as well as longer sales cycles and a shift of revenue to future quarters.

                  Outsourcing. Revenues in this segment were $21.2 million for the nine months ended September 30, 2001, which is consistent with revenues for the nine months ended September 30, 2000.

         Cost of Services.

                  Consulting. Cost of services in this segment decreased by $19.2 million, or 40.9%, to $27.7 million for the nine months ended September 30, 2001, as compared to $46.9 million for the nine months ended September 30, 2000. The decrease was due primarily to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment decreased to 63.0% for the nine months ended September 30, 2001, as compared to 84.2% for the nine months ended September 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Cost of services in this segment decreased by $0.4 million, or 2.5%, to $15.4 million for the nine months ended September 30, 2001, as compared to $15.8 million for the nine months ended September 30, 2000. The decrease was primarily due to lower consultant compensation expenses in this segment. Cost of services as a percentage of revenues for this segment decreased to 72.9% for the nine months ended September 30, 2001, as compared to 74.8% for the nine months ended September 30, 2000. The decrease was attributable to lower consultant headcount in this segment.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $28.5 million, or 47.6%, to $31.3 million for the nine months ended September 30, 2001, as compared to $59.8 million for the nine months ended September 30, 2000. The decrease was primarily attributable to planned reductions in: compensation, continuing education, facility, communication, marketing, depreciation, outside professional fee expenses, goodwill amortization and charges related to the accounts receivable allowance, litigation and claims. Selling, general and administrative expenses as a percentage of revenues decreased to 48.1% from 77.8%. The decrease is primarily attributable to the increased operating efficiencies of the Company as the result of cost-cutting measures.

                  Restructuring charges. Restructuring charges were $385,000 for the nine months ended September 30, 2001, as compared to $2.3 million for the nine months ended September 30, 2000. The decrease was primarily due to the majority of the charges associated with the implementation of the restructuring plan during the year ended December 31, 2000, being recorded during the nine months ended September 30, 2000. Restructuring charges recorded during the nine months ended September 30, 2001, consist primarily of severance costs related to the Company's organizational restructuring and the write-off of leasehold improvements associated with the consolidation and closing of additional office facilities during 2001, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Restructuring charges recorded during the nine months ended September 30, 2000, consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities. Refer to Note 7 ("Restructuring Charges") of the Company's condensed consolidated financial statements included herein, for further details on the components of the restructuring charges.

                  Other income and expense. Other income was $356,000 for the nine months ended September 30, 2001, as compared to $6.0 million for the nine months ended September 30, 2000. The decrease was primarily the result of the $5.3 million net gain recognized on the sale of investment securities during the nine months ended September 30, 2000. The Company did not sell any portion of its investments during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, the Company implemented a restructuring plan, which was endorsed by the Company's Board of Directors, as the result of the Company experiencing a decline in demand for its services as compared to prior years. In connection with the restructuring plan, the Company has undertaken various actions designed to reduce its cost structure, improve its competitiveness and restore sustainable profitability. As a result, the Company recorded restructuring charges of approximately $4.2 million during the year ended December 31, 2000. The majority of these charges, which consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities, were paid in fiscal 2000. During the three and nine months ended September 30, 2001, the Company had cash outflows associated with the implementation of the restructuring plan of approximately $147,000 and $373,000 respectively, related to severance costs. These expenditures were included in accrued liabilities as of December 31, 2000. The current accrued liability for additional cash outflows, primarily related to severance costs, which will be paid throughout the fourth quarter of 2001, is approximately $187,000.

         The Company's primary capital needs have been, and will be, to fund its outsourcing and solution sales, as well as its capital expenditures. The Company believes after giving effect to the restructuring plan and assuming revenue consistent with current levels, that its current cash and cash equivalents, equity investment, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months.

         At September 30, 2001, the Company had cash and cash equivalents of $16.6 million and working capital of $23.4 million, as compared with cash and cash equivalents of $20.8 million and working capital of $29.6 million at December 31, 2000. Subsequent to September 30, 2001, the Company sold the balance of its common stock in Neoforma, Inc., a publicly traded company.

         As of September 30, 2001, the Company had a line of credit agreement at a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $7.3 million on the line of credit as of September 30, 2001; $2.9 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at September 30, 2001, was 6.5%. The line is collateralized by accounts receivable and any deposits held by the bank.

         Net cash provided by operations was $142,000 for the nine months ended September 30, 2001, as compared to net cash used in operations of $20.1 million for the nine months ended September 30, 2000. The increase in net cash provided by operations is primarily the result of the decrease in the net operating loss during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

         Net cash of $2.2 million used in investing activities during the nine months ended September 30, 2001, consists of additions to property, equipment and software.

         Net cash of $2.2 million used in financing activities during the nine months ended September 30, 2001, was principally the result of the payment on the Company's line of credit.

         During the nine months ended September 30, 2001, the Company repurchased 267,100 shares of common stock on the open market for $1.0 million, however the trade did not settle until October 2001. As of September 30, 2001, the $1.0 million associated with the repurchase of common stock is included in accounts payable. The Company has Board authorization to purchase up to 647,900 additional shares under its repurchase program announced in July 1999.

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

                                 Superior Consultant Holdings Corporation


Date: November 14, 2001             /s/ Richard D. Helppie, Jr.
-----------------------             -----------------------------------------
                                    Richard D. Helppie, Jr.
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: November 14, 2001             /s/ Richard R. Sorensen
-----------------------             -----------------------------------------
                                    Richard R. Sorensen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)