Form 10-K405
period 2001-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2002-04-01
CIK 1020999

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001, OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on March 28, 2002 was $34,772,846. At March 28, 2002, 11,095,888 shares of the registrant's Common Stock were outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

The registrant's definitive proxy statement for the annual meeting of stockholders, to be held in July 2002, expected to be filed with the Commission not later than April 30, 2002, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

SUMMARY

         Superior Consultant Holdings Corporation (the "Company") is a nationally deployed, integrated technology services company that provides Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. We conduct our business through our primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). The term "Company" as used herein refers collectively to the Company together with its principal operating subsidiary, Superior. Superior offers business process and information technology ("IT") outsourcing, management and information technology consulting services and solutions to healthcare organizations including health plans and technology providers with special emphasis on hospital systems and integrated delivery networks. Superior has deep expertise in clinical, financial and administrative systems consulting, including planning, selection and implementation. With extensive industry application bench strength and specialists in business process improvement, Superior brings significant industry expertise to bear in its engagements. Superior's business process and information technology outsourcing segment offers clients a creative, dynamic services relationship that helps control IT costs and stabilize labor market dynamics -- including turnover, training and compensation -- while improving information systems team performance. Superior's flexible outsourcing solutions leverage the Company's extensive experience, and clients can choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk, as well as facility management, application of business process and IT operations, unification, application outsourcing and interim management of business process and IT operations.

         Our major offerings are specifically designed to assist our clients in addressing the cost pressures, resource restraints and regulatory requirements, including the Health Insurance Portability and Accountability Act ("HIPAA"). Each offering described below is constructed to improve our client's profitability, achieve clinical and operational excellence, improve our clients' quality of patient care, ensure digital security and address the challenges of a complex HIPAA implementation timetable and the increased regulations that may result from HIPAA.

         Our consulting and outsourcing services are delivered through these primary market offerings:

               -    Strategic Business Consulting
               -    Revenue Cycle
               -    IT Excellence
               -    Compliance
               -    Digital Trust
               -    Patient Safety
               -    Provider Interaction
               -    Consumer Interaction
               -    Employee Productivity
               -    Connectivity
               -    Supply Chain

         We serve clients across a broad cross-section of the healthcare industry. From January 1, 2000 through December 31, 2001, the Company provided services to over 1,100 healthcare clients on approximately 2,900 engagements. Because of our deep knowledge of healthcare operations and workflow, IT and clinical systems, we are able to work with clients to enable them to leverage their existing legacy information system investments and accelerate their return on those investments by connecting them to Internet and other technologies. We believe that our long-term relationships, in-depth knowledge of the healthcare industry and our clients' needs, our strategic partnerships and range of service offerings endow us with significant advantages over our competitors in marketing additional services and winning new engagements. Because of these assets, we believe we are well positioned to help healthcare providers bridge traditional services to a digital environment and capitalize on inherent market, care delivery and efficiency benefits. Our goal is to be the preferred, if not sole, provider of a broad range of solutions for each of our clients.

INDUSTRY BACKGROUND

GENERAL

         Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, pursue their strategic initiatives and comply with increasing government regulations, while also improving their bottom line. The United States healthcare industry continues to undergo rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation and are expected to outpace the nominal gross domestic product (GDP) by 2.5% per year during the period of 2001-2011 reaching $2.8 trillion in 2011, double the projected 2001 expenditures of $1.4 trillion, according to a recent CMS Office of the Actuary report published in Health Affairs. There is a greater emphasis placed on issues of patient safety and the prevention of medical errors, competition in clinical care quality and IT innovation, as well as heightened awareness of the urgency to implement digital security measures and HIPAA compliance strategies. We believe that these factors, combined with the continuing effects of the Balanced Budget Act of 1997, HIPAA, changes in private healthcare reimbursement, slowed growth of Medicare payments, the aging of the U.S. population and the growing acceptance of the Internet spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry.

HEALTHCARE INFORMATION TECHNOLOGY

         The healthcare IT environment is growing increasingly complex and costly as a result of the challenges inherent in deploying new technologies, maintaining or integrating older systems and deploying an IT function capable of meeting new objectives designed to improve clinical quality and patient safety, achieve HIPAA compliance and ensure secure digital transactions while at the same time improving business operations and reducing supply costs. With all these pressures, healthcare organizations have to become more efficient and effective. As a result, we believe that the healthcare industry will increase its spending for IT solutions. Integrating Internet technology, automated physician order entry, computer-based patient record systems and other technologies into the healthcare delivery process can enable organizations to improve their bottom line. These technologies help healthcare organizations reduce costs through clinical and supply chain efficiencies, enhance communications with physicians, patients, payers and other constituencies, improve care delivery and patient safety and streamline activities such as claims processing, eligibility verification and billing.

         With the increased move to digital communications by virtually all segments of the industry -- providers, payers, consumers, health plans, employers and employees -- all participants have the opportunity to effectively address the cost-containment pressures of the Balanced Budget Act of 1997 and to meet the strict privacy and standards mandates of HIPAA and related regulations that are expected to affect every segment of the industry as they unfold. Superior's extensive experience with all major healthcare software vendors along with a multitude of other applications, enables our company to implement and integrate "best practices" IT solutions that will improve our clients' performance and make the most of their existing IT investments.

         We believe that healthcare participants will continue to turn to outside consultants, external management of internal information systems, application support and full outsourcing arrangements as a means of coping with the financial and technical demands of information systems management and Internet integration. Superior responds to these demands by providing flexible business process and information technology outsourcing solutions from which clients can choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk, as well as facility management, application unification, application outsourcing and interim management of business process and IT operations. Through outsourcing, clients can achieve their business process and information technology goals while remaining focused on expanding their primary businesses and reducing related capital outlay.

OUTSOURCING

         We believe that the competitive, technical and economic challenges facing healthcare providers today will spur those providers, in increasing numbers, to consider outsourcing of their business processes and/or information technology function. With the range of business process, management and information technology outsourcing solutions the Company offers, we can assist clients to address several of the challenges they face while allowing them to focus on their primary business objectives. The Company's outsourcing solutions offer clients cost effective operation of their business processes and information technology function and potential reduction in related capital outlay. The Company delivers to its outsourcing clients the technical advances and expertise that Superior develops through its consulting services. Our flexible continuum of outsourcing solutions allows our clients to select the level of support most suitable to their situation. Superior offers full Business Process and IT Management and Operations Outsourcing, including data center consolidation. The Company also offers 24/7/365 network monitoring and help desk support. The Company's outsourcing solutions can assist our clients to meet critical completion timetable needs by providing availability of the expertise resident in the Company's nationally deployed specialists, thus allowing the clients to pursue a greater number of IT initiatives concurrently. Further, the Company's experience and expertise in the implementation and operation of various applications provides its outsourcing clients with ever-evolving, best practices operational models. Other outsourcing alternatives offered by the Company include facility management, application unification, application outsourcing and interim management of business process and IT operations.

CONSULTING

         The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities, many of which are unfamiliar to an industry that had long operated under a non-aligned, third-party payer environment. In response, healthcare participants are formulating and implementing new strategies and tactics, including developing e-commerce abilities, redesigning business processes and workflows, acquiring better technology, integrating legacy systems with the Internet and adopting or remodeling customer service, patient care and marketing programs. We believe that healthcare participants will continue to turn to outside consultants to assist in this vast array of initiatives for several reasons: the pace of change is eclipsing the capacity of their own internal resources to identify, evaluate and implement the full range of options; consultants enable healthcare participants to develop better solutions in less time and can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

         In 2001, the healthcare consulting industry was highly fragmented and consisted primarily of:

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

               - Large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation; and

               - Boutique firms that offer one or two specialized services, or who service a particular geographic market.

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

               - Offer the flexibility to meet the challenges of the rapidly changing healthcare, e-commerce and IT environment; and

               - Have assets to bring total solutions including offerings that address the clients' need for market expansion and capital replacement.

THE SUPERIOR SOLUTION

         We specialize in business transformation services that enable clients to thrive in the information-driven economy by connecting the power and speed of the online world to their offline processes. Our business and technical expertise is available through a comprehensive suite of solutions designed to support, enable, streamline, secure and expedite business and healthcare delivery processes. We use our intellectual capital, in-depth institutional knowledge of healthcare organizations, expertise in information technology, Internet and other technologies and our nationally deployed group of experienced colleagues to help clients plan and execute better business strategies. We have constructed repeatable, pre-packaged solutions that can be implemented quickly and for less cost.

         We offer our clients a continuum of solutions, including: strategy formulation, information technology and e-commerce planning and capital resources planning; operations and revenue cycle management, supply chain management, organizational change and business process redesign and outsourcing; automation of workflows, physician order entry, clinical activities and patient records; information technology design and construction, applications implementation, information systems implementation and integration; and IT interim management, application unification, application support, business process and information technology outsourcing. For each client and engagement, we structure a project team that understands the impact of the changing healthcare environment on that particular client and can address the management, operational and technical ramifications of change and improvement. In structuring an engagement, we draw upon our solutions framework to bring our clients the most efficient, cost effective solution to meet their needs. As each client relationship evolves, our professionals add their experiences to our proprietary databases to accumulate a detailed and intimate understanding of each client and its specific needs. Our nationally deployed professionals are aided by instant access, via our proprietary information and communication system, to our knowledge and client resource databases and to collaboration with colleagues. Our unified team approach helps to ensure high quality, consistent and geographically seamless client service.

         We have a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the healthcare industry. We provide information technology, as well as strategic and operations management consulting, pre-packaged solutions and outsourcing services to a broad cross-section of healthcare industry participants and information systems vendors. In our quest to continue to bring world-class solutions to the healthcare industry, we assist select companies in various industries, including healthcare, with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup consulting, as well as software and application development solutions. We provide a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess, select and implement new technologies. This enables us to help our clients take advantage of the opportunities presented by technologies such as the Internet and intranets, local and wide area communication networks and network medicine.

         To assist our clients in achieving the optimal strategic, clinical, operational, IT and e-commerce solutions for their business needs, we draw upon our expertise with the products of a vast array of vendors. Through this in-depth product knowledge, we are able to fully assess the advantages and disadvantages of each particular strategic, clinical, operational, IT and e-commerce solution. Additionally, through select alliances and partnerships, we are able to bring an aggregation of products and services packaged to suit client needs.

         Our comprehensive, state-of-the-art Solution Center in Alpharetta, Georgia, provides clients with education, demonstrations and hands-on experience with advanced technologies. The Solution Center presents a collaborative environment where our clients can work alongside our consultants, utilizing all of our consulting, information technology, systems integration, systems security and connectivity and outsourcing expertise to develop components or entire frameworks for managerial and technical solutions to the challenges facing healthcare organizations, including financial performance, HIPAA, digital security, clinical quality and patient safety. Providing value both from a business and a technical perspective, the Solution Center also includes an executive briefing center where clients can learn about technology trends in healthcare and develop strategies to implement emerging solutions in their own organizations. Clients may take advantage of the Solution Center assets through yearly memberships or at a per diem rate. In addition, Superior provides technology education to clients at the Solution Center site.

SERVICES

         Through our consulting, solution delivery and outsourcing services we provide all segments of the healthcare industry with the tools and strategies they need to effectively serve customers, manage patient care and workflows, and capitalize on e-commerce and other new technology opportunities. We offer custom-tailored and packaged solutions based on an assessment of each client's needs. We offer our consulting and outsourcing services and solutions in the following broadly defined categories:

         Strategic Business Consulting. Combining the knowledge of healthcare managers and consultants, clinicians, and renowned futurists, we help clients develop and execute business strategies that address market dynamics, financial performance, technology development, and resource allocation across their entire organizations.

         Revenue Cycle. We can manage the revenue cycle -- from redesigning business processes to installing or troubleshooting information systems -- to help clients accelerate cash flow and positively affect their bottom line. We work closely with client staff to reduce accounts receivable, re-deploy assets and improve operational efficiencies.

         IT Excellence. Combining our extensive, in-depth experience with all major healthcare software vendors and our familiarity with leading-edge technology, we help clients implement an IT strategy that enables return on their IT investments by leveraging current technology and taking advantage of Web-based solutions. We also offer a full range of IT management services from project management to interim management of IT departments, to management of discrete operations such as 24/7/365 network monitoring and help desk, facility management, application unification and application outsourcing, as well as full IT outsourcing with data center consolidation.

         Compliance. We approach compliance as an opportunity -- not just a requirement. From readiness assessments to strategic planning to implementation, we help clients seize the opportunities of HIPAA, HCFA, JCAHO, NCQA and others. Our solutions help clients take advantage of new technologies and processes to improve compliance and achieve digital proficiency.

         Digital Trust. By integrating our comprehensive methodologies for security / HIPAA / policy assessment and strategy formulation with pre-built healthcare policy frameworks and ComTrust (a Superior subsidiary) managed public key infrastructure (PKI) solutions, health organizations can securely leverage their online market strategies, protect their assets and brand image, while substantially progressing towards HIPAA compliance. This approach to establishing Digital Trust delivers clients a systematic foundation for issuance of Digital IDs, authentication, access control, policy development and education, authorization, auditing, digital signatures for non-repudiation, and encryption for confidentiality and data integrity.

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

         Provider Interaction. Clear communication among patients, physicians and other caregivers is the bedrock of high-quality care delivery, customer satisfaction, physician loyalty and efficient processes. Our solutions integrate best-of-breed components and eliminate geographic boundaries. We focus on providing the right information to the right person at the right time, enhancing quality.

         Consumer Interaction. Combining Internet technology with improved processes, we help clients meet or exceed the expectations of the healthcare consumer. We work with clients to design interactive consumer/patient portals that provide branding, content, scheduling and consumer interaction.

         Employee Productivity. Enhanced communication among employees -- and between employees and employers, physicians, patients and families -- leads to better performance. We provide enterprise portals, allowing access to administrative services and work tools that dramatically lower the costs of managing employees.

         Connectivity. By connecting disparate systems across multiple channels, clients can link stakeholders inside and outside of their organizations. Built on our experience in understanding clients' business and technology needs, our solutions unlock clients' data and connect them to an integrated world.

         Supply Chain Management. Controlling supply chain costs -- streamlining redundant processes, eliminating unnecessary steps, and capitalizing on Web-based technology -- leads to immediate improvement in clients' operating margins. Superior's solutions offer immediate opportunities to improve margins by allowing clients to analyze purchasing patterns and use the data to manage their supply utilization costs.

         Our ready-to-market solutions draw on the skills and expertise across Competency Centers throughout our organization. By combining these skills with our best practices, tools and methodologies and the applications and services of select market-leading alliance partners, we have constructed a broad array of market focused, repeatable solutions with less development time and faster implementation. Set forth below is a list of healthcare consulting services and skills offered by the Company through its market solutions:

STRATEGIC BUSINESS CONSULTING      -    Business process outsourcing
                                   -    Business strategy
                                   -    Financial improvement strategy
                                   -    Operations improvement strategy
                                   -    Facilities/capital investment strategy
                                   -    Information technology strategy

REVENUE CYCLE                      -    Business process redesign
                                   -    Accounts receivable/managed care
                                        contract analysis, improvements and
                                        resolution
                                   -    Technology benefits realization and
                                        optimization

                                   -    Readiness assessment
                                   -    Strategy development
                                   -    Network assessment implementation
                                   -    Custom intranet, extranet portal
                                        development
                                   -    Digital Trust
                                   -    Application evaluation
                                   -    Application delivery

IT EXCELLENCE                      -    Strategic information system
                                        planning, budgeting, development
                                        and implementation
                                   -    Systems and departmental audits
                                        and assessments
                                   -    Interim management and facilities
                                        management
                                   -    Data Warehousing and Data Mart
                                   -    Remote network administration
                                   -    Thin client solutions
                                   -    Enterprise connectivity initiatives,
                                        including emerging wireless
                                        technologies
                                   -    Systems pre-implementation assessment
                                        and preparation
                                   -    Vendor selection and negotiation
                                   -    Applications testing and quality
                                        assurance
                                   -    Application implementation and
                                        integration including products of
                                        SMS/Siemens, Cerner, McKesson/HBOC, IDX,
                                        MEDITECH, Lawson, PeopleSoft, Per Se and others
                                   -    Executive and technical education and
                                        end-user training
                                   -    Legacy system maximization
                                   -    Technology architecture
                                   -    Commerce integration
                                   -    Executive Planning Systems (EPS)
                                   -    Digital Trust
                                   -    IT Outsourcing including:
                                        - Full outsourcing with data center
                                          consolidation
                                        - 24/7/365 network monitoring and
                                          help desk
                                        - Facility management
                                        - Application implementation and
                                          application unification
                                        - Application outsourcing
                                        - Interim management
                                        - IT planning, budgeting and
                                          management
                                        - Operations and management staffing
                                          and resources
                                        - Project management

COMPLIANCE                         -    HIPAA education and understanding
                                   -    Gap analysis and impact assessment
                                   -    Strategic plan for HIPAA compliance
                                        and implementing electronic commerce
                                   -    Business policy and process
                                        implementation
                                   -    HIPAA security audit and assessment
                                   -    HIPAA implementation and compliance
                                        assistance
                                   -    Electronic security (Digital Trust)
                                   -    Business process redesign
                                   -    Compliance (APC, JCAHO, HIPAA, etc.)
                                        assessment and gap analysis

DIGITAL TRUST                      -    Managed Trust Services
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

                                   -    Certified Trust Application - Program
                                        - Independent security audit and
                                          channel program for softwarevendors
                                        - PKI enabling services and SDK for
                                          software vendors
                                        - Technology services
                                        - PKI implementation
                                        - Directory development and integration
                                          services
                                        - Security architecture planning
                                        - VPN solutions

PATIENT SAFETY                     -    Vendor selection and negotiation
                                   -    Assessment
                                   -    Design and business case
                                   -    Implementation support
                                   -    Project management
                                   -    Clinical/medical staff education
                                   -    Automation of clinical activities
                                   -    Technology acquisition and installation
                                   -    Operations/workflow improvements
                                   -    System integration
                                   -    Testing and training
                                   -    Job descriptions and recruiting
                                   -    Risk/trend reporting

PROVIDER AND CONSUMER INTERACTION  -    Strategic planning
AND EMPLOYEE PRODUCTIVITY          -    Business process redesign
                                   -    Web portal design and implementation
                                   -    Technology architecture
                                   -    Call center
                                   -    Voice solutions
                                   -    Digital Trust
                                   -    Applications implementation

CONNECTIVITY                       -    Wireless and thin client services
                                   -    Information technology
                                   -    Strategic information system planning,
                                        budgeting, development and
                                        implementation
                                   -    Remote network administration
                                   -    Vendor selection and negotiation
                                   -    Legacy system maximization
                                   -    Technology architecture
                                   -    Commerce integration
                                   -    Web portal design and implementation
                                   -    Call center
                                   -    Voice solutions
                                   -    Digital Trust

SUPPLY CHAIN                       -    Assessment of supply chain improvement
                                        opportunities
                                   -    Assessment of supply chain operations
                                   -    Assessment of supply chain technology
                                        enablers
                                   -    Development of supply chain redesign
                                        and implementation plan
                                   -    Implementation assistance
                                   -    Business process redesign
                                   -    Application evaluation
                                   -    Application delivery
                                   -    Digital Trust

DEVELOPMENTS IN 2001

         In 2001 we saw a slight improvement in the difficult market conditions that have existed since mid-1999. Driven, we believe, by the impact of the Balanced Budget Act of 1997 and an ongoing slowdown in our clients' rate of investment in IT initiatives, and exacerbated by the shakeout in the Internet sector, the market reflected reduced demand for many of our services. The healthcare and technology sectors in which we operate were adversely impacted by weak demand throughout the year.

         We have begun, however, to see some benefits arising from strategies we announced and implemented during 2000 and 2001. Significant actions include:

     - Construction and sales of new, broader outsourcing and consulting solutions, leading to larger sales including our first full outsourcing contract in December with a planned data center consolidation;

     - Positive cash flow from operations achieved in three consecutive quarters;

     - Enhanced leadership team with addition of highly skilled senior executives;

     - Improved sales performance through implementation of a new sales methodology and disciplined sales activities;

     - Implemented disciplined cost controls resulting in a reduction in operating expenses, excluding one-time charges, to $97.6 million for the year ended December 31, 2001 from $151.0 million for the year ended December 31, 2000.

     -   Other developments in our business in 2001 are summarized below:

               - In February 2001, our subsidiary ComTrust, LLC announced the launch of ComTrust QuickStart(TM), a managed PKI solution that enables healthcare enterprises to address HIPAA requirements of authentication, authorization, access control, policy, data integrity and audit.

               - In April 2001, we signed a four-year, $6.5 million contract with the U.S. Department of Health and Human Services to provide web support, information and referral services and user outreach for the department's Office of Disease Prevention and Health Promotion.

               - In April 2001, we announced a teaming contract with Computer Sciences Corporation ("CSC") for a major project under CSC's multi-year outsourcing agreement to provide management and technology services to Saint Vincent Catholic Medical Centers of New York, a $1.5 billion health system. Superior's initial endeavor, under its three-year application unification project with CSC, is expected to generate $12.3 million to Superior over the two year period beginning April 2001.

               - In September 2001, the Company purchased 267,100 shares of Superior stock for approximately $1 million.

               - In December 2001, we announced a partnership with CSC to redesign the finance and supply chain business processes of Bon Secours Health System, Inc., a $2 billion, not-for-profit Catholic healthcare system based in Marriottsville, Maryland.

               - In December 2001, we signed a full outsourcing contract with a planned data center consolidation valued at $26.7 million over five years.

EMPLOYEES

         We believe that one of our key strengths lies in our ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare, information technology and e-commerce. Our consultants are highly experienced and many have established their credentials as healthcare executives and senior management of healthcare organizations, senior technical officers, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors and information management and information systems technical personnel. As of December 31, 2001, we employed 669 employees, 498 of whom were consultants. Of the 171 non-consultants, a significant number, including some of the Company's senior and middle management, perform a variety of line functions, including client billable consulting and advisory services.

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

         An integral part of the on-going education process at Superior takes place through our communications system. This allows our consultants to continue to upgrade their skills while remaining deployed in the field. In addition, we have developed an employee orientation program that features a sophisticated presentation to provide new employees with a comprehensive understanding of our structure and approach to consulting. We also maintain a formal and active network of former employees. These alumni provide expertise on projects, introduce us to new client leads and in many cases have returned to Superior from experiences elsewhere in the healthcare industry.

SALES AND MARKETING

         Superior's senior vice president of sales and marketing and our client relationship leadership (Client Partner Organization leaders) focus intensely on client development strategies, geographic market penetration, cross-selling clients, and on securing larger and more profitable engagements. Business development is an integral part of the formal responsibilities at all levels of our management, including Competency Center leaders, and we set business development goals on both a departmental and individual basis. During 2001, Superior implemented a new sales methodology which is successfully employed by many Fortune 500 companies. The Company also restructured its sales organization, adding highly skilled sales executives with proven track records in outsourcing and other large transactions and solution sales.

         Our business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value we can bring to each potential client and then managing the sales process to completion through a sophisticated sales program and proprietary client resource database, developed and maintained internally. Potential client leads are entered into the database and the profiles are updated for subsequent developments and information throughout the life of our relationship with the potential client, as well as after a client retains Superior for services. At any given time, many of our professionals are active in the development of business from either a new or existing client and the client resource database enables our personnel to access information on our efforts with respect to a client or client prospect, identify other Superior contacts with that client and highlight the particular needs expressed by the client.

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

         We operate our healthcare outsourcing and consulting businesses through a combination of our national presence, regional relationships and our Competency Centers. Each Competency Center offers a selected variety of our healthcare consulting services and often two or more of these areas work synergistically together and with other industry leaders to develop and package repeatable solutions or market offerings for clients. Each Competency Center is managed by a leader who is responsible for achieving performance-based goals for the specific area and is responsible for its growth. We actively market the subject-matter expertise of our Competency Centers through the focus of our Client Partner Organizations. Each Competency Center and market offering leader is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing relationships with specific client and partner organizations. This enables us to combine the expertise of our Competency Centers to form customized, as well as repeatable packaged solutions that are responsive to local conditions and of value to specific clients.

         We provide a compensation system designed to foster an active focus on growth and business development at all levels within the organization. Management earns incentive compensation on a quarterly and/or annual basis based on individual, group and company-wide performance goals.

COMPETITION

         The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms and their spin-offs, outsourcers, Internet consulting firms, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of our competitors have significantly greater financial, technical and marketing resources than we have, generate greater revenues and have greater name recognition than we have. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as Superior, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. There are relatively low barriers to entry into our markets (other than outsourcing) and we have faced and expect to continue to face additional competition from new entrants into our markets. In addition, combinations and consolidations in the consulting and outsourcing industry will give rise to larger competitors, whose relative strengths we cannot predict. We also compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities. Superior competes with new entrants and other smaller companies which often compete very aggressively on price, and at the same time we compete, particularly on outsourcing and other large engagements, with companies that enjoy greater financial and technical resources than our own, as well as greater brand recognition and marketing resources.

         We believe that the principal competitive factors in our market include reputation, size and capital resources, highly experienced workforce, industry expertise, full array of offerings, project management expertise, price, quality of service, responsiveness, speed of implementation and delivery, assured performance and willingness to share risk. There can be no assurance that we will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by us will not cause our revenue or operating margins to decline, or otherwise materially adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         Our success is in part dependent upon our proprietary internal information and communications systems, databases, market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, we have and will continue to develop proprietary groupware/collaborative tools and applications. Through acquisitions, we have acquired numerous development tools and methodologies. We have no patents or registered copyrights and, consequently, we rely on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that we will be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claims will not require us to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

RISK FACTORS

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend," "promise," "should," "conditioned upon," "project," "predict," "continue" and similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there will be events in the future that we are not able to accurately predict or over which we will have no control. The risk factors listed in this section, as well as any other cautionary language in this report, provide examples of just a few of the many risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the following risk factors and elsewhere in this report, or in our other publicly filed reports which we may file from time to time, could have a material adverse effect on our business, operating results and financial condition. In addition, any one or more of the risks outlined below could have a greater or lesser impact on our business at any particular point in time and you should not give any greater or lesser emphasis or weight to any single factor merely by virtue of the order of its presentation or the depth of its discussion in this report.

VARIABILITY OF QUARTERLY OPERATING RESULTS

         We have experienced significant quarterly fluctuations in our operating results. Variations in our revenues and operating results may continue from quarter to quarter as a result of a number of factors, including, but not limited to:

         - The relatively longer sales cycle in obtaining new clients and larger contracts, including outsourcing;

         - Fluctuations in sales of our market offerings and in consultant billing and utilization rates;

         -     Client and employee retention;

         - The failure to secure and deliver new client contracts at the budgeted rate and the resulting negative impact on utilization of our consultants;

         - Industry spending patterns and market conditions that may adversely affect the buying decisions of our current and prospective clients, such as the reduced level of spending on information technology which began in 1999, driven by the continuing impacts of the Balanced Budget Act of 1997, the fallout in Internet initiatives, year 2000 conversions, the continued consolidation among healthcare provider entities and the projected reduction in reimbursements available to healthcare providers;

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

         - Unforeseen disruptions in transportation, communications or other infrastructure components; and

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

         Because a substantial percentage of our expenses, particularly personnel, facilities and technology, are relatively fixed in advance of any particular quarter, variations in the size or number of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. Given the possibility of such fluctuations, we believe that comparisons of our results of operations for preceding quarters are not necessarily meaningful and that you should not rely upon the results for one quarter as an indication of future performance. Based on the preceding factors, or others, it is possible that we may experience a shortfall in revenue or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general. In such event, the price of our common stock could be materially adversely affected.

OUR LONG SALES AND PROJECT DELIVERY CYCLES EXPOSE US TO POTENTIAL LOSSES

         Our sales process for outsourcing and network related projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by our clients. During this process, we expend substantial time, effort and resources marketing our services, preparing contract proposals and negotiating contracts. Any failure or delay in obtaining a signed contract and receiving payment for our services after expending significant time, effort and resources could materially and adversely affect our revenues and financial condition. As the Company places increasing focus and emphasis on the sale of outsourcing, network-related and other large scale engagements, these potential adverse effects of the longer sales and delivery cycles can be magnified. Moreover, outsourcing, network-related and other related large scale projects generate more intense competition and competition from larger and better financed competitors. This contributes to lengthening the sales cycle and also makes the winning of the engagements more difficult. Any failure of the Company to close its budgeted number of large scale transactions on its budgeted schedule could contribute to a shortfall in revenue or earnings from expected levels and a failure to meet expectations of securities analysts or the market in general. In such an event, the price of our common stock could be materially adversely affected.

HEALTHCARE INDUSTRY CONCENTRATION

         We derive a substantial majority of our revenues from clients involved in the healthcare industry. As a result of our focus on healthcare outsourcing and consulting, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Current conditions affecting the healthcare industry and some of the risks they create include, but are not limited to:

         - Regulatory Change. The Balanced Budget Act of 1997 has resulted in substantial limitations on capital expenditures and investments in the healthcare industry. In addition, many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level and government agencies have intensified efforts to monitor fraud and abuse in healthcare programs reimbursed by federal and state agencies. Further, HIPAA requires that providers and other healthcare participants comply with a complex set of new regulations under an aggressive and complex timetable. Although these efforts could increase demand for our services, they could also adversely affect our clients, result in lower reimbursement rates and change the environment in which providers operate and could otherwise adversely affect service providers such as ourselves. The ongoing impact of the Balanced Budget Act of 1997 on the Company's healthcare industry clients cannot be predicted with certainty. Reduced revenues to the healthcare industry could adversely affect service providers like us.

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

         - Industry Consolidation. Many healthcare providers are consolidating to create larger healthcare organizations and are forming affiliations for purchasing products and services. These consolidations and affiliations reduce the number of potential customers for our services and the increased bargaining power of these organizations could lead to reductions in the amounts paid for our services. In addition, this consolidation is likely to result in the acquisition of certain of our clients and such clients may scale back or terminate their relationship with us following their acquisition. In addition, the larger healthcare providers resulting from such consolidation are likely to be better able to support internal IT resources sufficient to execute implementation and other IT projects, thereby reducing the need for external consulting services provided by companies such as ours.

         The impact of these developments in the healthcare industry is difficult to predict and could have a material adverse effect on our business.

OUTSOURCING RISKS

         We provide healthcare business process and IT outsourcing solutions which include any combination of support from full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk, facility management, application unification, application outsourcing, business process and interim management. These solutions may involve personnel acquisition and/or the transfer of a client's information system assets -- hardware/software and human resources -- from an internal business function to an outsourced service. To implement our outsourcing program, we are required to make substantial investments in capital assets and personnel for certain outsourcing contracts. We may also be dependent upon our ability to hire and retain some or all of an outsourcing client's former IT staff or certain business operations in order to provide appropriate service levels. We cannot predict whether we will in each instance be able to either assess accurately the investment required for an outsourcing contract or negotiate and perform any of our outsourcing contracts in a profitable manner. We anticipate that competitors will continue to increase their focus on this market. Our business plan depends upon our ability to secure new outsourcing contracts. The increased focus from competitors has to date and may continue to adversely affect our ability to obtain new outsourcing contracts as well as the profitability of any such contracts. In addition, any failure, perceived or actual, to perform adequately under our outsourcing agreements could adversely affect our ability to obtain future consulting engagements from these or other clients. In addition, one key to the success of the expansion of our outsourcing business is to operate one or more data centers to run the data processing, network monitoring and other IT functions of our outsourcing clients. Our ability to achieve optimum economies of scale is dependent upon our ability to win outsourcing engagements of a sufficient number and size. Further, a demonstrated ability to successfully close and execute outsourcing engagements is critical to the development of increasing recognition and credibility in the marketplace which, in turn, is important to the future growth of the outsourcing business. An inability to successfully win, execute and manage outsourcing engagements could have a material adverse affect on our business and on the price of our common stock.

RISK OF NEW BUSINESS INITIATIVES

         We will continue to evaluate opportunities from time to time for strategic affiliations with alliance partners and investments in solution sets and expanded outsourcing, e-commerce and other web based initiatives focused on the healthcare industry. There is no assurance that an investment, if made, in any particular venture will yield any investment return or produce any appreciable amount of services revenue.

         During 2000 and 2001, we expanded our e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications and as we continue to innovate services and solutions to develop and capitalize on this growing market, we will incur risks related to our participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms and other technologies in which we invest; the e-commerce and/or systems integration markets taking turns not foreseen by us and adverse to the positioning and investments undertaken by us; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent in the e-commerce field, increasing our cost of providing services.

         As a result of the financial and technological pressures that face the healthcare industry, and as a result of the rapid rate of evolution in technology, the technical solutions and marketing initiatives in which the Company invests may fail to gain acceptance in the marketplace. As a result, the Company may be forced to abandon certain initiatives without having recouped its costs of development. In addition, solutions and market offerings invested in by the Company may encounter competitive products in the marketplace that enjoy competitive pricing advantages, better brand recognition or other advantages over solutions offered by the Company. A failure by the Company to invest in and develop successful market offerings could have a material adverse affect on the Company's business and the price of the Company's common stock.

         Superior offers its Digital Trust services through its wholly-owned subsidiary, ComTrust LLC, formed in 2000. ComTrust has a business and contractual relationship with an alliance partner, and has generally provided its services in collaboration with its alliance partner. Superior has invested in the development of ComTrust's Digital Trust offerings and in the marketing, sale and delivery of those services to ComTrust clients. ComTrust competes in a new and rapidly evolving market. It is likely that ComTrust will face increasing competition from competitors who may be in a position to compete more effectively based on price, brand recognition and other competitive factors. There can be no assurance that ComTrust's offerings will find favor in the marketplace or that ComTrust will be successful in its endeavors to increase its sales, revenues and customer base. Therefore, there can be no assurance that Superior will recover its investment in the ComTrust business.

         The Company is actively completing negotiations with a business partner to modify the obligations of both parties to better align those obligations with current market conditions that affect performance of the agreement. Both parties have indicated a willingness to amend the existing agreement in light of market experience and market expectations, and we anticipate that a mutually satisfactory amendment will be finalized in the near term. However, if these negotiations do not result in a satisfactory revised agreement, a dispute may arise concerning both parties' performance to date under the existing agreement and the extent of the parties' financial obligations to each other. If such a dispute were to arise, it could have a material, adverse financial impact on the Company.

PROJECT RISKS

         Many of our engagements involve projects which are critical to the operations of our clients' business and which provide benefits that may be difficult to measure. A failure, perceived or actual, to meet a client's expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business. In addition, we could incur substantial costs and expend significant resources correcting errors in our work and could possibly become liable for damages caused by such errors. A negative impact on client relationships could materially and adversely affect our business whether or not we bear any responsibility, legal or otherwise, for the occurrence of those problems.

FIXED PRICE CONTRACTS

         As a result of our obtaining additional outsourcing contracts and introducing and selling repeatable, pre-packaged solutions, an increasing portion of our projects are billed on a fixed-fee basis as opposed to time and materials. Our inability to estimate accurately the resources and related expenses required for a fixed-fee project or failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-fee contract was based could materially and adversely affect our business.

RECRUITMENT AND RETENTION OF PROFESSIONAL STAFF

         Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled consultants. Other consulting firms, healthcare providers and other healthcare industry participants, including health information systems vendors, clients, systems integrators and many other enterprises, compete with us for employees with the skills required to perform the services we offer. We may not be able to attract and retain a sufficient number of highly skilled employees in the future and we may not continue to be successful in training, retaining and motivating employees. The loss of a significant number of consultants and/or our inability to hire a sufficient number of qualified consultants would adversely affect our ability to secure, service and complete client engagements and could have a material adverse effect on our business.

MANAGEMENT OF GROWTH

         We may identify opportunities to continue to expand our geographic presence, industry expertise and technical scope through strategic acquisitions and alliances with companies that provide additional and complementary products, services or skills or have strategic client relationships. If suitable acquisition candidates are identified, we may not be able to acquire such companies on suitable terms. Moreover, many other companies are competing for acquisition candidates, which could increase the price of acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions also involve a number of special risks, including but not limited to:

         - Adverse effects on our reported operating results including increased intangible asset amortization and interest expense;

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

         In May 1999 we entered into a strategic alliance with Microsoft Corporation under which Microsoft and the Company will advance the Microsoft enterprise products and solutions as the premier information management platform for the healthcare industry. In furtherance of this alliance, we have made substantial investments and financial commitments for software licenses, facilities development, joint marketing and recruitment and training of personnel. There is no assurance we will be successful in our efforts to recruit and train necessary personnel, nor as to how rapidly, if at all, we will be able to deploy these newly trained personnel in billable engagements. Additionally, there can be no assurance as to what extent the Microsoft platform will be embraced by the healthcare community. The lack of such acceptance could materially and adversely affect the Company's return on these investments.

CLIENT CONCENTRATION

         We derive a significant portion of our revenues from a relatively limited number of clients. For example, during 2000 and 2001 our five largest clients accounted for approximately 30.5% and 29.1%, respectively, of our revenues. Three of our top five clients in 2000 were also among our five largest clients during 2001. Except for our outsourcing contracts, which typically are for more than one year, clients engage us on an assignment-by-assignment basis and a client can generally terminate an assignment at any time without penalty. In addition, the level of our consulting services required by any individual client can diminish over the life of its relationship with us and we cannot give any assurance that we will be successful in establishing relationships with new clients as this occurs. Moreover, we cannot give any assurance that our existing clients will continue to engage us for additional projects or do so at the same revenue level. The loss of any significant client or significant contract (such as a large outsourcing agreement) could materially and adversely affect our business.

VENDOR SYSTEMS CONCENTRATION

         The healthcare industry can choose among numerous healthcare information systems solutions. Vendors of these products come into and out of favor depending on a variety of factors. Although our consultants have expertise with the information systems developed by numerous healthcare information system vendors, we have historically experienced periodic revenue concentration from client projects involving the products of an evolving but relatively small group of vendors. We believe that this concentration generally reflects the current preference of the healthcare industry participants that we serve for these vendors. Should any one or more of these vendors (or any other vendors with whose products we have substantial involvement) lose favor in the healthcare industry, we would be required to refocus our efforts on alternative information systems products of other vendors. The loss of a major portion of our business with respect to any one of these vendors could materially and adversely affect our business.

DEPENDENCE ON ALLIANCE PARTNERS

         We have formed alliances and partnerships with select healthcare product and service vendors, combining their applications and services with our best practices to bring pre-packaged solutions to our clients. Should any one or more of these alliance partners lose favor in the healthcare industry, we would be required to refocus our efforts on alternative products and services of other vendors. The loss of a major portion of our solution sales with respect to any one of these vendors could materially and adversely affect our business.

DEPENDENCE ON SENIOR MANAGEMENT

         Our success is highly dependent upon the efforts, abilities and business generation capabilities of our senior management team. Although we manage client relationships at many levels, the unplanned loss of the services of one or more of the Company's key executives for any reason could adversely affect our business. Moreover, certain client and industry relationships and areas of expertise depend on the efforts, abilities and business generation capabilities of other members of our management team. The loss of any of these management team members could materially and adversely affect our business.

COMPETITION

         The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with a variety of companies, including but not limited to:

         -     outsourcing firms;
         -     systems integration firms;
         - national consulting firms, including the consulting divisions of large accounting firms;
         -     general management consulting firms;
         -     regional and specialty consulting firms;
         -     internet development and e-commerce firms;
         -     information system vendors;
         -     service groups of computer equipment companies; and
         -     facilities management companies.

         Many of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as ourselves, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. Entry barriers into our markets are relatively low and we have faced and expect to face additional competition from new entrants into the healthcare consulting industry. Our competitors may prove better able to leverage their financial and technological resources to develop and market their competitive services; to introduce innovative solutions to the market; and to compete on price and other factors with the products and services offered by the Company. As a result, there is no certainty that the Company will be able to retain or expand its existing base of clients. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors whose relative strengths we cannot predict. We also compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. Our inability to compete effectively with current and future competitors and competitive pressures facing us may reduce our revenue or operating margins or otherwise materially and adversely affect our business and the price of our common stock

LIMITED PROTECTION OF PROPRIETARY SYSTEMS AND PROCEDURES

         Our success depends in part upon our information and communication systems, databases, market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, we offer enterprise-wide communications services and will continue to develop groupware/collaboration tools and applications. Because we have no patents or registered copyrights, we rely on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. We can offer no assurance that the steps we have taken to protect these rights will be adequate to prevent theft or detect unauthorized use and we may not take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the rights of third parties. However, if a party sues us in the future claiming that our business or systems infringe on their intellectual property, we may have to enter into expensive litigation regardless of the merits of such claims. In addition, any infringement claim that causes us to discontinue use of, or having to acquire licenses for, applications, tools, systems or software used or marketed by the Company, could have a material adverse affect on the Company's business.

INFLUENCE OF PRINCIPAL STOCKHOLDER

         Our principal stockholder and Chief Executive Officer, Richard D. Helppie, Jr., beneficially owns approximately 31.0% of our outstanding shares of common stock. As a result, Mr. Helppie will retain the voting power to exercise significant influence over the outcome of matters requiring a stockholder vote, including the election of directors and the approval of significant corporate matters. In addition, several executive officers and directors, including Messrs. Helppie and our Chairman, Ronald V. Aprahamian, have filed a Report on
Schedule 13D, as amended, disclosing their intention to purchase shares of our Common Stock in the open market from time to time using a common broker. Although the members of this "group" have disclaimed any agreement or understanding to vote or otherwise act in concert with respect to their respective shares, we have no assurance that they would not act together and we presume that their interests would be aligned on any number of matters that might affect the Company. The beneficial ownership attributed to this group, as of November 21, 2001, the date of the latest amendment, was approximately 47.7%. Concentrations of control could adversely affect the market price of the common stock or could delay or prevent a change in control.

STOCK PRICE VOLATILITY

         The trading price of our common stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of our common stock may continue to fluctuate greatly in the future.

         Our common stock has been publicly traded since our initial public offering of common stock to the public in 1996. In 2001, the sale price ranged from a low of $2.72 per share to a high of $8.99 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including, but not limited to:

         -     Quarterly fluctuations in results of operations;
         - Acquisition or loss of material outsourcing contracts and other material engagements;
         -     Changes in the healthcare and IT consulting environments;
         -     Announcement and market acceptance of acquisitions;
         - Adverse circumstances affecting the introduction or market acceptance of new solutions and services we might offer in the future;
         -     Announcements of key developments by competitors;
         -     Changes in earnings estimates by analysts;
         -     Sales of common stock by existing holders;
         -     General economic or market conditions; and
         -     Loss of key personnel.

         The market price for our common stock has and could also be affected by our ability to meet analysts' expectations. Failure to meet such expectations, has in the past and could in the future, have a material adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

IMPACT OF ANTI-TAKEOVER PROVISIONS AND OTHER FACTORS ON OUR STOCK PRICE

         Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. Our board of directors is divided into three classes, each of which is elected for staggered, three-year terms. Our by-laws contain provisions under which only the chairman of the board, a majority of the board of directors or stockholders owning at least 50% of our capital stock may call meetings of stockholders and which require certain advance notice procedures for nominating candidates for election to the board of directors. Our board of directors is empowered to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this "blank-check" preferred stock could make more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this "blank check" preferred stock and an issuance thereof, may have an adverse effect on the market price of our common stock. Furthermore, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law that prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 and certain other provisions of the certificate of incorporation could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of our common stock.

         Our obligation to pay certain amounts to a business partner under an existing agreement could be accelerated if we are involved in certain change of control transactions without that partner's prior consent. The amounts payable by the Company in such event could potentially be material. Acceleration of the payment obligation could increase the cost of acquiring control of the Company, which could discourage attempts to obtain control of the Company that stockholders might otherwise consider in their best interests, or lower the price of any such transaction.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers are as follows:

         Richard D. Helppie, Jr., age 46, has served as our Chief Executive Officer since he founded Superior in 1984. He served as our President and CEO from May 1984 to January 1999, and as Chairman from May 1984 to October 2000. Mr. Helppie also currently serves as a Director of the Company. Mr. Helppie has more than 27 years of experience in the healthcare and information systems industries.

         George S. Huntzinger, age 52, has served as our President and Chief Operating Officer since October 2000. Previously, Mr. Huntzinger served in senior management roles for several healthcare organizations, including a 12-year term as President of CSC Healthcare. He is a member of numerous national organizations and associations and previously served on the boards of several healthcare and financial organizations and has served the healthcare industry for over 30 years.

         Charles O. Bracken, age 52, has served as a Director since January 1999 and has served as our Executive Vice President since joining Superior in March 1987. Mr. Bracken has more than 30 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as Vice President of Marketing of a healthcare information software firm, preceded by 10 years of related experience in healthcare information systems management, including positions as Chief Information Officer for single and multi-hospital corporations.

         Richard R. Sorensen, age 46, has provided his financial expertise to Superior in an advisory capacity since our inception in 1984. He joined Superior as Controller in August of 1998 and became Chief Financial Officer in October 2000. Previously, he served as an audit partner with Plante & Moran, LLP. He is a Certified Public Accountant.

ITEM 2.  PROPERTIES

         Our headquarters is located in approximately 24,000 square feet of owned office space in Southfield, Michigan. We also lease an aggregate of approximately 179,000 square feet of additional office space in Alpharetta, Georgia; Atlanta, Georgia; San Diego, California; Woodland Hills, California; Southfield, Michigan; Ann Arbor, Michigan; Cheshire, Connecticut; Englewood, Colorado; Minneapolis, Minnesota; and Pittsburgh, Pennsylvania. We also own an approximately 6,200 square foot building in Safety Harbor, Florida, for use as an office and training facility. Of our total space described above, we have sublet approximately 75,000 square feet. After giving effect to space reductions from our recent restructuring, we believe that our facilities are adequate for our current needs and that additional facilities can be leased or acquired to meet future needs. We continue to consolidate offices and have undertaken initiatives to sublet office space in Woodland Hills, California, San Diego, California, Cheshire, Connecticut, Ann Arbor, Michigan and Southfield, Michigan.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to litigation from time to time. However, we are not now a party to, and are not aware of, any pending or threatened litigation that we currently anticipate would have a material adverse effect on our company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol SUPC. The following table shows high and low closing prices as reported by Nasdaq for the fiscal years 2000 and 2001.

                                                             HIGH       LOW
                                                             ----       ---
FISCAL 2000
       First Quarter.................................       20.88      13.63
       Second Quarter................................       18.00       3.75
       Third Quarter.................................        4.81       1.81
       Fourth Quarter................................        3.94       1.25
FISCAL 2001
       First Quarter.................................        4.25       2.75
       Second Quarter................................        4.99       2.72
       Third Quarter.................................        6.26       3.25
       Fourth Quarter................................        8.99       4.06

         At March 28, 2002, we had approximately 105 stockholders of record.

         We have not paid cash dividends to the holders of our common stock. It is our present intention to retain earnings for use in the growth of our business. Accordingly, we do not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         You should read the following selected financial data in conjunction with our financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report. The selected financial data as of December 31, 1999, 2000 and 2001 have been derived from our audited financial statements included elsewhere in this report. The selected financial data as of December 31, 1997 and 1998 have been derived from our audited financial statements not included elsewhere in this report.

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                    1997(1)      1998(1)      1999(1)       2000            2001
                                                    -------      -------      -------       ----            ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ......................................   $   76,895   $  124,746    $ 149,349   $    99,237    $    86,721
Cost of services ..............................       39,260       65,026       91,714        77,674         56,721
Selling, general and administrative expenses          31,236       48,333       65,597        73,278         40,833
Costs incurred in connection with new
   business initiative ........................           --           --        4,840            --             --
Restructuring charges, net ....................           --           --           --         4,165          3,112
Impairment of goodwill .......................            --           --           --        10,221             --
                                                  ----------   ----------    ---------   -----------    -----------
Earnings (loss) from operations ...............        6,399       11,387      (12,802)      (66,101)       (13,945)
Other income (expense), net ...................        2,728        4,572        1,874         6,056         (3,620)
Costs incurred in connection with mergers......         (917)          --           --            --             --
                                                  ----------   ----------    ---------   -----------    -----------
Earnings (loss) before income taxes............        8,210       15,959      (10,928)      (60,045)       (17,565)
Provision (benefit) for income taxes ..........        3,625        6,331       (3,967)       (2,492)            --
                                                  ----------   ----------    ---------   ------------   -----------
Net earnings (loss) ...........................   $    4,585   $    9,628    $  (6,961)  $   (57,553)   $   (17,565)
                                                  ==========   ==========    =========   ===========    ============
Net earnings (loss) per share - basic..........   $     0.54   $     0.94    $   (0.67)  $     (5.48)   $     (1.61)
Net earnings (loss) per share - diluted........   $     0.53   $     0.91    $   (0.67)  $     (5.48)   $     (1.61)
Shares used in calculating net
   earnings (loss) per share - basic...........        8,519       10,266       10,340        10,511         10,920
Shares used in calculating net
   earnings (loss) per share - diluted.........        8,670       10,580       10,340        10,511         10,920

                                                                       AT DECEMBER 31,
BALANCE SHEET DATA:                                  1997         1998          1999        2000            2001
                                                     ----         ----          ----        ----            ----

Working capital................................   $   97,632   $   78,445    $  61,811   $   29,622    $    19,033
Total assets...................................      119,401      133,726      186,597       78,632         58,607
Total debt.....................................          189           61            -        5,125          2,925
Total stockholders' equity.....................      108,363      121,494      150,935       58,340         42,224

(1) Statement of operations data for fiscal 1997, 1998 and 1999 includes results of acquired businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation, 24/7/365 network monitoring and help desk, financial management and risk sharing, facility management, application unification, application outsourcing, and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions and application support to a broad cross-section of healthcare industry participants and information systems vendors. We also assist clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in secure business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, we assist our clients to achieve supply chain efficiencies, accelerate revenue, achieve HIPAA compliance and improve patient safety and clinical quality.

         We derive a substantial portion of our revenues from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Billings for fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. For outsourcing engagements, fixed-fee projects and pre-packaged solution sales, we generally recognize revenue ratably over the life of the contract or on a percentage of completion basis. As of December 31, 2001, we have six significant contracts to provide healthcare IT outsourcing services. In addition, we provide help desk and call center support, which are typically billable on a per seat per month basis and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract. We also derive revenues from fees generated from our Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract. There can be no assurance that we will be able to achieve profit margins on existing and new contracts which are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. As the Company moves to incorporate proprietary software tools or applications in its client offerings it expects to recognize revenue from license fees and annual support and maintenance fees. We anticipate that license fees will generally be recognized upon the licensing of the tools or applications, and the support and maintenance fees will generally be recognized ratably over the support or maintenance term.

         We seek to increase revenue through various means, including an increased emphasis on outsourcing engagements and an increase in the number of projects for existing and new clients. In addition, we seek to increase revenues by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, digital communications, system security and HIPAA expertise. We manage our client development efforts through our internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geography, our CPO members develop relationships and pursue opportunities at strategic clients, maintain relationships with all stakeholders (buyers, suppliers and advisors) and develop other business opportunities.

         Our most significant expense is cost of services, which consists primarily of consultant salaries and benefits. Historically, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in our cost of services as a percentage of revenues. During 2001, cost of services declined in total and as a percentage of revenues due primarily to workforce reductions. This trend may or may not continue depending on whether competition for recruiting and retaining skilled consultants intensifies. We have sought to address this issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, we have sought to address compensation expense pressures through increased use of stock options as an overall part of our compensation package. These efforts have been hampered in the past by the impact of our stock price and could be affected in the future depending upon market conditions.

         Our cost of services as a percentage of revenues is also impacted by how efficiently we utilize our consultant resources and deliver our consulting and outsourcing services and solutions. We attempt to optimize efficient deployment of our consultants through initial engagement planning and by continuously monitoring project requirements, timetables, and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when we experience lower gross margins.

         During 2000, the healthcare industry experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act of 1997, changes in the private reimbursement environment and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These forces continued to hamper demand for our services in 2001. Furthermore, the Balanced Budget Act of 1997 and other forces such as private reimbursement changes may continue to adversely affect the financial stability of our clients and may impact their ability to pay for professional services rendered.

         In 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. We believe that certain client decisions on pending projects were delayed, and that some third quarter work was deferred to later periods. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal government's spending on Medicare, Medicaid and other healthcare initiatives which could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. Further, potential increases to the cost of and time consumed by travel could have a material adverse affect on our business.

         In addition, our establishment of new Competency Centers, services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days and total business days in a quarter have and can affect margins. Variations in market offering solution sales, longer outsourcing sales cycles, deployment of resources and failure to secure large engagements can also result in quarterly variability of our cost of services as a percentage of revenues. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees, depreciation and amortization of goodwill.

         In connection with our continuing efforts to reduce our cost structure, we incurred restructuring charges of approximately $3.1 million during the year ended December 31, 2001. These charges primarily related to the accelerated expense associated with certain lease obligations, the write-off of property and equipment and leasehold improvements, and severance costs related to our continued organizational restructuring, partially off set by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. As a result of our restructuring plan and cost savings initiatives, we have reduced operating expenses, excluding one-time charges, to $97.6 million for the year ended December 31, 2001 from $151.0 million for the year ended December 31, 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenues. The trends illustrated in the following table may not necessarily be indicative of future results.

                                               PERCENTAGE OF REVENUES
                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                      1999            2000             2001
                                      ----            ----             ----

Revenues                              100.0%          100.0%          100.0%
Cost of services                       61.4%           78.3%           65.4%
Selling, general and
  administrative expenses              43.1%           72.6%           46.2%
Amortization of goodwill                0.9%            1.2%            0.9%
Costs incurred in connection
  with new business initiative          3.2%            0.0%            0.0%
Restructuring charges, net              0.0%            4.2%            3.6%
Impairment of goodwill                  0.0%           10.3%            0.0%
                                   ---------       ---------       ---------
Loss from operations                   (8.6%)         (66.6%)         (16.1%)
Other income (expense), net             1.3%            6.1%           (4.2%)
                                   ---------       ---------       ---------
Loss before income tax benefit         (7.3%)         (60.5%)         (20.3%)
Income tax benefit                     (2.6%)          (2.5%)           0.0%
                                   ---------       ---------       ---------
Net loss                               (4.7%)         (58.0%)         (20.3%)
                                   =========       =========       =========

2001 COMPARED TO 2000

         Revenues. Revenues in the consulting segment decreased by $13.8 million, or 19.3%, to $57.4 million for the year ended December 31, 2001, as compared to $71.2 million for the year ended December 31, 2000. The revenue decrease was primarily due to a decline in demand for this segment's services. Revenues in the outsourcing segment increased by $1.3 million, or 4.5%, to $29.3 million for the year ended December 31, 2001, as compared to $28.0 million for the year ended December 31, 2000. The revenue increase was primarily the result of the signing of a significant outsourcing agreement during the second quarter of 2001, partially offset by the discontinuance of two outsourcing agreements during 2001.

         Cost of Services. Cost of services in the consulting segment decreased by $21.0 million, or 37.1%, to $35.4 million for the year ended December 31, 2001, as compared to $56.4 million for the year ended December 31, 2000. The decrease was due primarily to lower consultant compensation expenses as a result of the reduction in consultant headcount in this segment. Cost of services as a percentage of revenues for the consulting segment decreased to 61.7% for the year ended December 31, 2001, as compared to 79.2% for the year ended December 31, 2000. The decrease was attributable to lower consultant headcount in this segment. Cost of services in the outsourcing segment were $21.3 million for the year ended December 31, 2001, which is consistent with the year ended December 31, 2000. Cost of services as a percentage of revenues for the outsourcing segment decreased to 72.6% for the year ended December 31, 2001, as compared to 76.0% for the year ended December 31, 2000. The decrease was attributable to increased consultant utilization in this segment.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $32.5 million, or 44.3%, to $40.8 million for the year ended December 31, 2001, as compared to $73.3 million for the year ended December 31, 2000. The decrease was primarily attributable to planned reductions in: compensation, continuing education, marketing, communication, depreciation, facility, outside professional fee expenses, goodwill amortization and charges related to the accounts receivable allowance, litigation and claims. Selling, general and administrative expenses as a percentage of revenues decreased to 47.1% from 73.8%. The decrease is primarily attributable to increased operating efficiencies as a result of our cost-cutting measures.

         Restructuring charges. Restructuring charges were $3.1 million for the year ended December 31, 2001, as compared to $4.2 million for the year ended December 31, 2000. The decrease was primarily due to the majority of the charges associated with the implementation of the restructuring plan during the year ended December 31, 2000, being recorded during the third and fourth quarter of 2000. Restructuring charges recorded during the year ended December 31, 2001, consisted primarily of costs incurred as a result of the acceleration of lease costs associated with office space we determined was no longer necessary in our current business model and had been unable to sublet as of December 31, 2001. The restructuring charges also consisted of the write-off of property and equipment associated with closed office facilities, the write-off of leasehold improvements related to closed or sublet office space and severance costs related to our continued organizational restructuring, partially offset by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Restructuring charges recorded during the year ended December 31, 2000, consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities. Refer to Note 10 ("Costs Incurred in Connection with New Business Initiative and Restructuring") of our consolidated financial statements included herein, for further details on the components of the restructuring charges.

         The Company considers its accounting policy relating to the restructuring accrual to be critical. As of December 31, 2001, the accrual amounted to $2.2 million, which represents the present value of future operating lease obligations for facilities no longer used by the Company, but not sublet or sublet at amounts less than the Company's obligation. If the Company is successful in subletting additional space in the future, this accrual may be reduced.

         Other income and expense. Other expense was $3.6 million for the year ended December 31, 2001, as compared to other income of $6.1 million for the year ended December 31, 2000. The change was primarily the result of the $4.1 million loss recognized on the sale of investment securities during the year ended December 31, 2001, compared to the $5.2 million net gain recognized on the sale of investment securities during the year ended December 31, 2000. We received proceeds of $571,000 from the sale of our remaining 81,678 shares of Neoforma, Inc. common stock in 2001.

2000 COMPARED TO 1999

         Revenues. Revenues in the consulting segment decreased by $41.3 million, or 36.7%, to $71.2 million for the year ended December 31, 2000, as compared to $112.5 million for the year ended December 31, 1999. The revenue decrease was due primarily to lower consultant headcount and a decline in demand for this segment's services due to the weaker healthcare and technology markets. Revenues in the outsourcing segment decreased by $8.8 million, or 23.9%, to $28.0 million for the year ended December 31, 2000, as compared to $36.8 million for the year ended December 31, 1999. The revenue decrease was primarily attributable to lower consultant utilization in this segment due to our decision to withdraw from an outsourcing agreement as a result of the client's decision in 1999 to compete against us in the local outsourcing market, which was partially offset by two new outsourcing agreements signed during 2000.

         Cost of Services. Cost of services in the consulting segment decreased by $9.7 million, or 14.7%, to $56.4 million for the year ended December 31, 2000, as compared to $66.1 million for the year ended December 31, 1999. The decrease was due primarily to adjustments we made to optimize our workforce. Cost of services as a percentage of revenues for the consulting segment increased to 79.2% for the year ended December 31, 2000, as compared to 58.8% for the year ended December 31, 1999. The increase was attributable to lower consultant utilization and a lower revenue base for this segment. Cost of services in the outsourcing segment decreased by $4.3 million, or 16.8%, to $21.3 million for the year ended December 31, 2000, as compared to $25.6 million for the year ended December 31, 1999. The decrease was primarily the result of reduced consultant compensation expenses in this segment. Cost of services as a percentage of revenues for the outsourcing segment increased to 76.0% for the year ended December 31, 2000, as compared to 69.5% for the year ended December 31, 1999. The increase is primarily attributable to the development of additional capacity within outsourcing to capitalize on anticipated future demand and lower consultant utilization in this segment.

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

         Restructuring charges. We incurred approximately $4.2 million of restructuring charges in connection with the implementation of a restructuring plan during the year ended December 31, 2000. The restructuring charges consisted primarily of severance costs related to a reduction in workforce, the write-off of property and equipment and the closing of various office facilities. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and the optimization of our workforce. Refer to Note 10 ("Costs Incurred in Connection with New Business Initiative and Restructuring,") of our consolidated financial statements included herein, for further details on the components of the restructuring charges.

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

         Other income and expense. Other income was $6.1 million for the year ended December 31, 2000, as compared to $1.9 million for the year ended December 31, 1999. The increase was primarily due to the $5.2 million net gain recognized on the sale of investment securities during the year ended December 31, 2000. We received proceeds of $27.9 million from the sale of our debt securities, 5,172,930 shares of drkoop.com, Inc., 331,541 shares of WebMD Corporation and 63,500 shares of Neoforma, Inc. common stock.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, we implemented a restructuring plan, which was endorsed by our Board of Directors, as the result of experiencing a decline in demand for our services as compared to prior years. In connection with the restructuring plan, we have undertaken various actions designed to reduce our cost structure, improve our competitiveness and restore sustainable profitability. As a result, we recorded restructuring charges of approximately $4.2 million during the year ended December 31, 2000. The majority of these charges, which consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities, were paid in fiscal 2000. During the year ended December 31, 2001, we recorded additional restructuring charges of approximately $3.1 million, primarily related to the accelerated expense associated with certain lease obligations, the write-off of property and equipment and leasehold improvements, and severance costs related to our continued organizational restructuring, partially offset by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. During the year ended December 31, 2001, we had cash outflows associated with the implementation of the restructuring plan of approximately $529,000, related primarily to severance costs, of which $314,000 was included in accrued liabilities as of December 31, 2000, net of $166,000 that was reversed during 2001 and $215,000 included in additional charges recorded during 2001. The current accrued liability for additional cash outflows, related to the accelerated expense associated with certain lease obligations, is approximately $2.2 million and will be payable as follows: $840,000 during 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and $27,000 during 2006.

         Our primary capital needs have been, and will be, to fund our outsourcing and solution sales initiatives, as well as our capital expenditures. We believe after giving effect to the restructuring plan and assuming revenue consistent with current levels, that our current cash and cash equivalents, cash generated from operations, plus available credit under our bank credit facility, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, the amount and the timing of the Company's long-term capital needs can be affected by a number of factors. For example, the Company's strategic plan includes a heightened focus on the development of the Company's outsourcing business and the winning of large engagements. The implementation of a new outsourcing engagement can involve the need for capital investment by the Company, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of the Company's outsourcing business strategy includes offering data center consolidation to its clients, which, in turn, requires investment by the Company in data center facilities. The timing, number and scale of potential future outsourcing engagements can impact the Company's need for capital resources. In addition, the Company's future long-term capital needs will be affected by the timing of the Company's market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of the Company's offerings to meet success in the market, and the Company's ability to adjust its operating expenses to an appropriate level commensurate with operating expenses can also affect the Company's need for capital resources. For all of these reasons and those identified in the other risk factors discussed herein, the Company's ability to project long-term revenue levels and capital needs are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if an event of default occurs under our credit agreement with our lenders and we are required to repay all outstanding indebtedness under the credit agreement, we might need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We could also, in such event, face the need to delay or reduce the development of services or the pursuit of engagements that would require significant investment to complete. The Company could also face the need to reduce staffing levels and related expenses or potentially to liquidate selected assets. If the Company's management decides that it is in the Company's best interest to raise cash to strengthen the Company's balance sheet, broaden our investor base, increase liquidity of our pool of publicly traded stock or for any other reason, the Company may decide to issue equity or debt, notwithstanding that our currently available funds are sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. The Company may decide to enter into such a transaction to raise cash even if all of our current funding sources remain available to us. If the Company issues additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. The inability of the Company to obtain additional financing when needed could impair the Company's ability to develop products and services for the market; to implement its business strategies; and may otherwise materially and adversely affect the Company's business.

         At December 31, 2001, we had cash and cash equivalents of $16.9 million and working capital of $19.0 million, as compared with cash and cash equivalents of $20.8 million and working capital of $29.6 million at December 31, 2000.

         As of December 31, 2001, we had a line of credit arrangement at Comerica Bank N.A. allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, we could have borrowed $7.1 million on the line of credit as of December 31, 2001; $2.9 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The effective interest rate at December 31, 2001, was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. We did not meet a certain financial operating covenant as of December 31, 2001. Subsequent to December 31, 2001, the credit agreement was amended to waive the covenant default as of December 31, 2001, extend the maturity date to September 30, 2002, and modify the financial covenants for 2002. We have recently repaid all borrowings under the commercial credit agreement. In addition, we have letters of credit totaling $1.0 million issued by a bank secured by bank deposits.

         Net cash provided by operations was $1.1 million for the year ended December 31, 2001, as compared to net cash used in operations of $23.8 million for the year ended December 31, 2000. The increase in net cash provided by operations was primarily due to the reduction in the net operating loss.

         Net cash of $1.8 million used in investing activities during the year ended December 31, 2001, consisted of additions to property, equipment and software, partially off set by the proceeds received from the sale of investment securities.

         Net cash of $3.2 million used in financing activities during the year ended December 31, 2001, was primarily the result of the payment on our line of credit and the repurchase of 267,100 shares of our common stock.

         We do not believe that inflation has had a material effect on the results of our operations.

Quarterly Results

         The following table sets forth certain unaudited quarterly operating information for each of the last eight quarters.

                                                                   QUARTER ENDED
                                    MAR. 31,   JUNE 30,    SEPT. 30,   DEC. 31,    MAR. 31,    JUNE 30,    SEPT. 30,   DEC. 31
                                      2000       2000        2000        2000        2001       2001         2001       2001
                                      ----       ----        ----        ----        ----       ----         ----       ----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues........................   $  28,073   $  25,495   $ 23,312   $  22,357   $  21,778   $  22,115   $  21,308   $  21,520
Cost of services................      23,029      21,325     18,368      14,952      15,298      14,221      13,649      13,553
Selling, general and
  administrative expenses.......      18,370      18,056     23,378      13,474      10,903      10,825       9,615       9,490
Restructuring charges, net......           -           -      2,322       1,843           -         169         216       2,727
Impairment of goodwill..........           -           -     10,221           -           -           -           -           -
                                   ---------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Loss from operations............     (13,326)    (13,886)   (30,977)     (7,912)     (4,423)     (3,100)     (2,172)     (4,250)
Other income (expense), net.....       9,340         414     (3,761)         63          (8)        235         129      (3,976)
                                   ---------   ---------   --------   ---------   ----------  ---------   ---------   ---------

Loss before income tax benefit..      (3,986)    (13,472)   (34,738)     (7,849)     (4,431)     (2,865)     (2,043)     (8,226)
Income tax benefit..............      (1,404)     (1,088)         -           -           -           -           -           -
                                   ---------   ---------   --------   ---------   ---------   ---------   ---------   ---------
Net loss........................   $  (2,582)  $ (12,384)  $(34,738)  $  (7,849)  $  (4,431)  $  (2,865)  $  (2,043)  $  (8,226)
                                   =========   =========   ========   =========   =========   =========   =========   =========
Net loss per share - basic......   $   (0.25)  $   (1.19)  $  (3.34)  $   (0.72)  $   (0.40)  $   (0.26)  $   (0.19)  $   (0.77)
Net loss per share - diluted....   $   (0.25)  $   (1.19)  $  (3.34)  $   (0.72)  $   (0.40)  $   (0.26)  $   (0.19)  $   (0.77)
Shares used in calculating net
  loss per share - basic........      10,342      10,384     10,390      10,925      10,990      10,990      10,977      10,725
Shares used in calculating net
  loss per share - diluted......      10,342      10,384     10,390      10,925      10,990      10,990      10,977      10,725

         Revenues and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with projects, fluctuations in sales of our market offerings, slow adoption rate of new solutions, and deployment of resources. The timing of revenues varies from quarter to quarter because our sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, long outsourcing sales cycles and general economic conditions. In addition, the timing of the establishment of new Competency Centers, services and market offerings, geographic expansion and the hiring of key individuals have and can adversely affect margins. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client's fiscal year, have and can affect margins. Because a significant percentage of our expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter.

         As a result of the factors above, and others, period-to-period comparison of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate change market risk in connection with our credit facilities with our bank. The interest rates on these facilities are tied to the bank's prime rate, and changes in the variable rate will have an impact on our interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are annexed to this Report as pages F-2 through F-17. An index to such statements appears on page F-l.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         We are incorporating the information required by this item with respect to our directors by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2002. We have set forth information regarding executive officers in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS




            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----

Report of Independent Certified Public Accountants...................      F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001.........      F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000 and 2001...................................      F-4

Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1999, 2000 and 2001.............................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001...................................      F-6

Notes to Consolidated Financial Statements...........................      F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 2001, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 2000 and 2001, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ GRANT THORNTON LLP


Southfield, Michigan
February 28, 2002

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                         --------------------
                      ASSETS                                2000       2001
                                                         --------    --------
                                                             (In thousands)
Current assets
    Cash and cash equivalents..........................  $ 20,825    $ 16,902
    Accounts receivable, net...........................    19,474      14,164
    Accrued interest receivable and prepaid expenses...     3,516       3,644
    Refundable income taxes............................     6,099         706
                                                         --------    --------
                 Total current assets..................    49,914      35,416

Property and equipment, net............................    17,239      14,071
Goodwill, net..........................................     8,973       8,223
Investments............................................       664           -
Deferred income taxes..................................     1,615           -
Other long-term assets.................................       227         897
                                                         --------    --------
                 Total Assets..........................  $ 78,632    $ 58,607
                                                         ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
    Notes payable to bank..............................  $  5,125    $  2,925
    Accounts payable...................................     7,629       8,565
    Accrued liabilities, deferred bonuses
      and compensation.................................     3,773       2,752
    Deferred revenue...................................     3,765       2,141
                                                         --------    --------
                 Total current liabilities.............    20,292      16,383

Commitments and contingencies (Note 15)................         -           -
Stockholders' equity
    Preferred stock; authorized, 1,000,000 shares of
       $.01 par value; 1,000 shares issued and
       outstanding as of December 31, 2000 and no
       shares issued or outstanding as of
       December 31, 2001...............................         -           -
    Common stock; authorized, 30,000,000 shares of
       $.01 par value; issued and outstanding,
       11,074,846 shares as of December 31, 2000 and
       11,080,042 shares as of December 31, 2001.......       111         111
    Additional paid-in capital.........................   116,003     116,062
    Stockholders' notes receivable.....................    (1,553)     (1,536)
    Accumulated other comprehensive loss...............    (2,373)          -
    Treasury stock - at cost; 85,000 shares as
       of December 31, 2000 and 352,100 shares
       as of December 31, 2001.........................    (2,270)     (3,270)
    Accumulated deficit................................   (51,578)    (69,143)
                                                         --------    --------
                 Total stockholders' equity............    58,340      42,224
                                                         --------    --------
                 Total Liabilities and
                   Stockholders' Equity................  $ 78,632    $ 58,607
                                                         ========    ========







    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended December 31,
                                                                          ---------------------------------------
                                                                            1999          2000             2001
                                                                          --------        -------         -------
                                                                           (In thousands, except per share data)

Revenues.........................................................        $ 149,349       $ 99,237        $ 86,721

Operating costs and expenses
    Cost of services.............................................           91,714         77,674          56,721
    Selling, general and administrative expenses.................           65,597         73,278          40,833
    Costs incurred in connection with new business initiative....            4,840              -               -
    Restructuring charges, net...................................                -          4,165           3,112
    Impairment of goodwill.......................................                -         10,221               -
                                                                         ---------       --------        --------
         Total operating costs and expenses......................          162,151        165,338         100,666
                                                                         ---------       --------        --------
         Loss from operations....................................          (12,802)       (66,101)        (13,945)

Other income (expense), net......................................            1,874          6,056          (3,620)
                                                                         ---------       --------        --------
         Loss before income tax benefit..........................          (10,928)       (60,045)        (17,565)

Income tax benefit...............................................           (3,967)        (2,492)              -
                                                                         ---------       --------        --------
         Net loss................................................        $  (6,961)      $(57,553)       $(17,565)
                                                                         =========       ========        ========


Net loss per share
    Basic........................................................        $   (0.67)      $  (5.48)       $  (1.61)
                                                                         =========       ========        ========
    Diluted......................................................        $   (0.67)      $  (5.48)       $  (1.61)
                                                                         =========       ========        ========
Weighted average number of common shares outstanding
    Basic........................................................           10,340         10,511          10,920
                                                                         =========       ========        ========
    Diluted......................................................           10,340         10,511          10,920
                                                                         =========       ========        ========




    The accompanying notes are an integral part of the financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Preferred Stock   Common Stock     Additional  Stockholders'
                                                                ---------------  --------------     Paid-In       Notes
                                                                Shares   Amount  Shares   Amount    Capital     Receivable
                                                                ------   ------  ------   ------    --------    ----------
                                                                                     (In thousands)
Balance at January 1, 1999....................................       2   $    -  10,322   $  103    $109,113    $     (658)
Net loss......................................................       -        -       -        -           -             -
Net unrealized gain on investment securities..................       -        -       -        -           -             -
                                                                ------   ------  ------   ------    --------    ----------
    Total comprehensive income................................
Shares issued in connection with acquisitions.................       -        -      46        -         640             -
Exercise of stock options.....................................       -        -      58        1       1,253             -
Tax benefit relating to stock options exercised...............       -        -       -        -         160             -
Expense recognized for fair value of stock options
  and warrants granted........................................       -        -       -        -       3,008             -
Purchase of 85,000 shares of treasury stock...................       -        -       -        -           -             -
Payment on stockholders' notes receivable.....................       -        -       -        -           -            22
                                                                ------   ------  ------   ------    --------    ----------
Balance at December 31, 1999..................................       2        -  10,426      104     114,174          (636)
Net loss......................................................       -        -       -        -           -             -
Net unrealized loss on investment securities..................       -        -       -        -           -             -
                                                                ------   ------  ------   ------    --------    ----------
    Total comprehensive loss..................................
Issuance of common stock......................................       -        -     600        6         917          (917)
Shares issued (cancelled) in connection with acquisition......      (1)       -      47        1         652             -
Exercise of stock options.....................................       -        -       2        -          32             -
Expense recognized for fair value of stock options
  and warrants granted........................................       -        -       -        -         228             -
                                                                ------   ------  ------   ------    --------    ----------
Balance at December 31, 2000..................................       1        -  11,075      111     116,003        (1,553)
Net loss......................................................       -        -       -        -           -             -
Net unrealized gain on investment securities..................       -        -       -        -           -             -
                                                                ------   ------  ------   ------    --------    ----------
    Total comprehensive loss..................................
Tax benefit relating to stock options exercised...............       -        -       -        -           6             -
Exercise of stock options.....................................       -        -       5        -          16             -
Purchase of 267,100 shares of treasury stock..................       -        -       -        -           -             -
Cancellation of shares issued in connection with acquisition..      (1)       -       -        -          (1)            -
Compensation expense recognized for fair value
  of stock options granted....................................       -        -       -        -          38             -
Payment on stockholders' notes receivable.....................       -        -       -        -           -            17
                                                                ------   ------  ------   ------    --------    ----------
Balance at December 31, 2001..................................       -   $    -  11,080   $  111    $116,062    $   (1,536)
                                                                ======   ======  ======   ======    ========    ==========


                                                                                         Accumulated
                                                                Treasury     Retained       Other
                                                                 Stock       Earnings    Comprehensive
                                                                 Amount     (Deficit)    Income (Loss)    Total
                                                                --------    ---------    -------------   --------
                                                                                 (In thousands)
Balance at January 1, 1999....................................  $      -    $  12,936    $           -   $ 121,494
Net loss......................................................         -       (6,961)               -      (6,961)
Net unrealized gain on investment securities..................         -            -           33,588      33,588
                                                                --------    ---------    -------------   ---------
    Total comprehensive income................................                                              26,627
Shares issued in connection with acquisitions.................         -            -                -         640
Exercise of stock options.....................................         -            -                -       1,254
Tax benefit relating to stock options exercised...............         -            -                -         160
Expense recognized for fair value of stock options
  and warrants granted........................................         -            -                -       3,008
Purchase of 85,000 shares of treasury stock...................    (2,270)           -                -      (2,270)
Payment on stockholders' notes receivable.....................         -            -                -          22
                                                                --------    ---------    -------------   ---------
Balance at December 31, 1999..................................    (2,270)       5,975           33,588     150,935
Net loss......................................................         -      (57,553)               -     (57,553)
Net unrealized loss on investment securities..................         -            -          (35,961)    (35,961)
                                                                --------    ---------    -------------   ---------
    Total comprehensive loss..................................                                             (93,514)
Issuance of common stock......................................         -            -                -           6
Shares issued (cancelled) in connection with acquisition......         -            -                -         653
Exercise of stock options.....................................         -            -                -          32
Expense recognized for fair value of stock options
  and warrants granted........................................         -            -                -         228
                                                                --------    ---------    -------------   ---------
Balance at December 31, 2000..................................    (2,270)     (51,578)          (2,373)     58,340
Net loss......................................................         -      (17,565)               -     (17,565)
Net unrealized gain on investment securities..................         -            -            2,373       2,373
                                                                --------    ---------   --------------   ---------
    Total comprehensive loss..................................                                             (15,192)
Tax benefit relating to stock options exercised...............         -            -                -           6
Exercise of stock options.....................................         -            -                -          16
Purchase of 267,100 shares of treasury stock..................    (1,000)           -                -      (1,000)
Cancellation of shares issued in connection with acquisition..         -            -                -          (1)
Compensation expense recognized for fair value
  of stock options granted....................................         -            -                -          38
Payment on stockholders' notes receivable.....................         -            -                -          17
                                                                --------    ---------    -------------   ---------
Balance at December 31, 2001..................................  $ (3,270)   $ (69,143)   $           -   $  42,224
                                                                ========    =========    =============   =========




    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                       ----------------------------------------
                                                                                          1999          2000             2001
                                                                                       ---------     ----------     -----------
                                                                                                  (In thousands)
Cash flows from operating activities:
    Net loss.......................................................................    $  (6,961)    $  (57,553)    $   (17,565)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Depreciation and amortization of property and equipment..................        5,817          5,290           4,083
          Goodwill amortization....................................................        1,338          1,203             749
          Impairment of goodwill...................................................            -         10,221               -
          Bad debt expense.........................................................          927          6,378             395
          Loss (gain) on sale of property and equipment............................          180            (85)              -
          Restructuring charge - write-off of property and equipment...............            -          2,356             527
          Restructuring charge - write-off of leasehold improvements...............            -              -             305
          (Gain) loss on sale of investment securities.............................            -         (5,161)          4,081
          Interest income on marketable debt security..............................         (323)          (239)              -
          Options and warrants issued to non-employees.............................        3,008            228              38
          Warrants from business partner...........................................          (29)            29               -
          Deferred income taxes (benefits).........................................       (3,065)         3,171               -
          Changes in operating assets and liabilities, 1999 is net of effect from acquisition:
                Accounts receivable................................................        1,539         12,876           4,915
                Accrued interest receivable and prepaid expenses...................       (1,259)        (1,090)           (128)
                Refundable income taxes............................................       (5,322)          (617)          5,399
                Accounts payable...................................................        1,984          1,536             936
                Accrued liabilities, deferred bonuses and compensation.............       (1,200)           149          (1,021)
                Deferred revenue...................................................        3,829         (2,489)         (1,624)
                                                                                       ---------     ----------     -----------
                 Net cash provided by (used in) operating activities...............          463        (23,797)          1,090

Cash flows from investing activities:
    Purchase of businesses.........................................................       (3,235)          (873)              -
    Purchase of investment securities..............................................      (15,103)             -               -
    Proceeds from sale of investment securities....................................            -         27,861             571
    Purchase of property and equipment.............................................      (10,210)        (4,382)         (1,747)
    Proceeds from sale of property and equipment...................................            -            277               -
    Changes in other long-term assets..............................................           (2)          (115)           (670)
                                                                                       ---------     ----------     -----------
                 Net cash provided by (used in) investing activities...............      (28,550)        22,768          (1,846)

 Cash flows from financing activities:
    (Repayment of) proceeds from line of credit....................................            -          5,125          (2,200)
    Repayments of long-term debt...................................................          (61)             -               -
    Proceeds from issuance of common stock.........................................            -              6               -
    Principal payments on stockholders' notes receivable...........................           22              -              17
    Exercise of stock options......................................................        1,254             32              16
    Stock repurchased..............................................................       (2,270)             -          (1,000)
                                                                                       ---------     ----------     -----------
                 Net cash provided by (used in) financing activities...............       (1,055)         5,163          (3,167)
                                                                                       ---------     ----------     -----------
Net increase (decrease) in cash and cash equivalents...............................      (29,142)         4,134          (3,923)
Cash and cash equivalents, beginning of period.....................................       45,833         16,691          20,825
                                                                                       ---------     ----------     -----------
Cash and cash equivalents, end of period...........................................    $  16,691     $   20,825         $16,902
                                                                                       =========     ==========       =========

 Supplemental disclosure of cash flow information - cash paid for income taxes.....    $   4,110     $       25     $         6
                                                    cash paid for interest.........           26            247             281

 Non-Cash Transactions:
    Shares issued in connection with acquisitions..................................    $     640     $      653     $         -
    Net unrealized gain (loss) on investments, net of deferred income taxes........       33,588        (35,961)          2,373
    Tax benefit from exercise of stock options.....................................          160              -               6



    The accompanying notes are an integral part of the financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Business Activities and Reportable Segments

     Effective October 1, 2000, the Company organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, strategic and operations management consulting, application implementation and support, as well as solutions to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by ensuring client access to an outsourcer's ability to deliver higher quality at lower cost and help them avoid or reduce certain capital expenses.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001, the Company has $1,000,000 of cash restricted for letters of credit.

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

     Fair Value of Financial Instruments

     The carrying value of the cash equivalents and the investment in Neoforma, Inc. approximates their estimated fair values based upon quoted market prices. The fair value of stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Revenue Recognition

     The Company recognizes revenues as services are performed for projects billed on a time and materials basis. For outsourcing engagements, fixed-fee projects and pre-packaged solution sales, the Company generally recognizes revenue ratably over the life of the contract or on a percentage of completion basis. Deferred revenue represents collections made in advance of services being performed.

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

     Comprehensive Income (Loss)

     Comprehensive income (loss), which is included as a component of stockholders' equity, includes net unrealized gains and losses on investments in marketable equity and debt securities, primarily from the Company's investments in drkoop.com, Inc., WebMD Corporation and Neoforma, Inc. The decrease during 2000 in accumulated other comprehensive income (loss) is a result of the significant decrease in the market value of the Company's investments, as well as the sale of the Company's entire holdings of debt securities, drkoop.com, Inc. and WebMD Corporation common stock, and a portion of its holdings of Neoforma, Inc. common stock. During 2001, the Company sold its remaining holdings of Neoforma, Inc. common stock.

     Total comprehensive income (loss) is summarized as follows:

                                                                                           Year Ended December 31,
                                                                                     --------------------------------
                                                                                       1999        2000        2001
                                                                                     --------    --------    --------
     Net loss...................................................................     $ (6,961)   $(57,553)   $(17,565)

     Other comprehensive income (loss), net of tax:

        Unrealized holding gains (losses) on securities
           arising during the period............................................       33,588     (32,890)        (55)

        Less: Reclassification adjustment for realized gains (losses) on securities included in net loss, net of tax benefit (expense) of
              $0, $(2,090) and $1,653 for the years ended December 31, 1999,
              2000 and 2001, respectively.......................................          -         3,071      (2,428)
                                                                                     --------    --------    --------


     Other comprehensive income (loss), net of tax..............................       33,588     (35,961)      2,373
                                                                                     --------    --------    --------
     Total comprehensive income (loss)..........................................     $ 26,627    $(93,514)   $(15,192)
                                                                                     ========    ========    ========

     New Accounting Pronouncements

     On July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which eliminates the pooling-of-interest method of accounting for business combinations initiated subsequent to July 1, 2001, and requires all business combinations initiated subsequent to June 30, 2001, to be accounted for by the purchase method of accounting. SFAS 141 also revised the criteria for recognizing intangible assets apart from goodwill. SFAS 141 had no effect on the consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" ("SFAS 142"), which states that goodwill and indefinite lived intangible assets will no longer be amortized, however, they will be required to be reviewed for impairment at least annually. SFAS 142 also establishes accounting, reporting and disclosure standards for goodwill and other intangible assets. The Company intends to adopt the statement on January 1, 2002. The Company currently anticipates the application of the non-amortization provisions of SFAS 142 will result in a $750,000 reduction in selling, general and administrative expenses in 2002. During 2002, the Company will perform an initial assessment to determine whether its recorded goodwill is considered impaired under the guidelines of the new standard, and will also perform an annual assessment. The impact of adoption of SFAS 142, if any, in connection with these goodwill impairment assessments is not reasonably estimable.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company anticipates the adoption of SFAS 143 will not have a material effect on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses implementation issues related to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This standard is effective for fiscal years beginning after December 15, 2001. The Company anticipates the adoption of SFAS 144 will not have a material effect on its consolidated financial statements.

     Reclassifications

     Certain reclassifications were made to the 1999 and 2000 consolidated financial statements to conform to 2001's presentation.

2.   ACQUISITIONS AND GOODWILL IMPAIRMENT

     In January 1999, the consulting segment completed a business combination accounted for as a purchase, with a purchase price of $2,200,000. In connection with the 1999 acquisition and previous acquisitions that contained contingent payment provisions, the Company recorded goodwill totaling $3,118,000 and $2,300,000 during the years ended December 31, 1999 and 2000, respectively. As of December 31, 2001, there are no remaining contingent payments. Goodwill is amortized on a straight-line basis over 15 years.

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

3.   INVESTMENTS

     Securities classified as available-for-sale under Statement No. 115 as of December 31, 2000, consisted of the Company's investment in Neoforma, Inc. common stock, which had a cost basis of $4,652,000, gross unrealized holding losses of $3,988,000 and a market value of $664,000. As of December 31, 2000, the excess of cost over market value of $3,988,000, less the deferred tax benefit of $1,615,000, was charged to the separate component of stockholders' equity called "accumulated other comprehensive income (loss)."

     During the year ended December 31, 2001, the Company sold its remaining shares of Neoforma, Inc. common stock and recorded a $2,373,000 credit to "accumulated other comprehensive income (loss)."

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


4.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:

                                                                                    Year Ended December 31,
                                                                                  ----------------------------
                                                                                    1999      2000     2001
                                                                                  -------  --------  --------
     Allowance for doubtful accounts at beginning of year....................     $ 1,010  $  1,750  $   6,375
     Write-offs..............................................................        (187)   (1,753)    (1,570)
     Charged to bad debt expense.............................................         927     6,378        395
                                                                                  -------  --------  ---------
     Allowance for doubtful accounts at end of year..........................     $ 1,750  $  6,375  $   5,200
                                                                                  =======  ========  =========
5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                     December 31,    Range of
                                                                                  -----------------   Useful
                                                                                   2000      2001     Lives
                                                                                  -------  --------  ---------
                  Office furniture and equipment.............................     $6,166   $  6,020  5-7 Years
                  Computer equipment.........................................      9,128      7,942  3-5 Years
                  Computer software..........................................      4,427      5,439  3-5 Years
                  Buildings..................................................      3,766      4,113   40 Years
                  Leasehold improvements.....................................      3,291      2,777  2-7 Years
                                                                                  -------  --------
                                                                                   26,778    26,291

                        Less:  accumulated depreciation and amortization.....      (9,937)  (12,618)

                  Land.......................................................        398        398
                                                                                  -------  --------
                  Property and equipment, net................................     $17,239  $ 14,071
                                                                                  =======  ========
6.   GOODWILL

     Goodwill consists of the following:
                                                                                    December 31,
                                                                                  -----------------
                                                                                   2000       2001
                                                                                  -------  --------
         Goodwill............................................................     $12,604  $ 12,604
             Less:  accumulated amortization.................................      (3,631)   (4,381)
                                                                                  -------  --------
         Goodwill, net......................................................      $ 8,973  $  8,223
                                                                                  =======  ========

7.   DEBT

     At December 31, 2000, borrowings under a bank line of credit bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at December 31, 2000 was 8.5%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company did not meet a certain financial operating covenant as of December 31, 2000. Subsequent to December 31, 2000, the credit agreement was amended to waive the covenant default as of December 31, 2000.

     At December 31, 2001, the Company has a line of credit with a bank allowing for borrowings of up to $8,000,000, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $7,100,000 on the line of credit as of December 31, 2001; $2,925,000 was outstanding. Borrowings under the line mature in September 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at December 31, 2001 was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company did not meet a certain financial operating covenant as of December 31, 2001. Subsequent to December 31, 2001, the credit agreement was amended to waive the covenant default as of December 31, 2001 and extend the maturity to September 30, 2002. In addition, the Company has letters of credit totaling $1,000,000 issued by a bank secured by bank deposits.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                             December 31,
                                                         --------------------
                                                           2000          2001
                                                         --------     -------
         Payroll and withholding taxes..............     $  2,317     $ 2,032
         Commissions................................          433         400
         Bonuses....................................        1,023         320
                                                         --------     -------
                    Total accrued liabilities.......     $  3,773      $2,752
                                                         ========     =======
9.   STOCK OPTIONS AND WARRANTS

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

     Had compensation cost been determined based on the fair value of all the options at the grant dates consistent with SFAS 123, the Company would have reported the pro forma amounts as follows:

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1999       2000       2001
                                                --------   --------   --------
             Pro forma net loss...............  $(11,929)  $(67,925)  $(33,114)
             Pro forma net loss per share
                Basic.........................     (1.15)     (6.46)     (3.03)
                Diluted.......................     (1.15)     (6.46)     (3.03)

     For purposes of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the options' vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
                                                   Year Ended December 31,
                                                ------------------------------
                                                  1999       2000       2001
                                                --------   --------   --------
             Risk free interest rate..........      6.14%      5.81%      3.95%
             Dividend yield...................         0%         0%         0%
             Volatility factor................       .75        .92        .93
             Expected option term life
               in years.......................       5.0        5.0        5.0

     A summary of the status of the Company's options and warrants as of December 31, 1999, 2000 and 2001, and changes during the years then ended, is presented below:

                                                       1999                   2000                 2001
                                                -------------------   -------------------   -------------------
                                                           Weighted              Weighted             Weighted
                                                            Average               Average              Average
                                                Shares     Exercise    Shares    Exercise    Shares   Exercise
                                                 (000)       Price      (000)      Price      (000)     Price
                                                --------   --------   --------   --------   --------   --------
     Outstanding at beginning of year.........     1,106   $  27.57      2,311   $  32.13      2,924   $  24.42
     Granted..................................     1,454   $  34.82      1,308   $  11.97      1,483   $   3.32
     Exercised................................       (58)  $  21.59         (2)  $  16.00         (5)  $   3.18
     Forfeited................................      (191)  $  31.55       (693)  $  24.91     (1,022)  $  26.32
                                                --------              --------              --------
     Outstanding at year-end..................     2,311   $  32.13      2,924   $  24.42      3,380   $  14.03
     Exercisable at year-end..................         2   $  10.31      1,184   $  30.53      1,678   $  20.65

     The weighted-average grant date fair value of grants during 1999, 2000 and 2001 were $20.50, $8.80 and $2.43, respectively.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The following information applies to options and warrants outstanding at December 31, 2001:

                                            Number     Weighted-Average    Weighted-Average
             Range of Exercise Prices    Outstanding   Exercise Price      Remaining Life
             ------------------------    -----------   ---------------     ---------------
             $ 1.75 - $10.31...........     1,540          $  3.21            3.58 years
             $11.75 - $24.75...........     1,049          $ 14.47            2.79 years
             $28.00 - $35.75...........       486          $ 32.15            1.46 years
             $36.00 - $45.13...........       305          $ 38.35            2.63 years
                                            -----
                                            3,380
                                            =====


     Included in the options forfeited in 2001 are 677,455 options surrendered by employees in July 2001. Upon terms offered by the Company, new options to purchase 184,476 options were granted in January 2002 at the common stock fair market value at the time of the grant of the new options. The terms of the surrender and reissuance do not result in a repricing of such options.

10.  COSTS INCURRED IN CONNECTION WITH NEW BUSINESS INITIATIVE AND RESTRUCTURING

     In May 1999, the Company entered into an alliance agreement with a business partner and incurred certain one-time costs.

     These costs consist of:

             Issuance of warrants...........................          $2,856
             Additional depreciation expense due to change
                in estimated useful lives...................           1,507
             Bonuses........................................             477
                                                                      ------
                                                                      $4,840
                                                                      ======

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

     During the year ended December 31, 2000, the Company implemented a restructuring plan, which was endorsed by the Company's Board of Directors, as the result of the Company experiencing a decline in demand for its services as compared to prior years. As a result, the Company recorded restructuring charges of approximately $4,165,000 and $3,112,000 during the years ended December 31, 2000 and 2001, respectively. The restructuring plan was aimed at improving future overall financial performance through operating cost reductions and optimization of the Company's workforce.

     The restructuring charges are summarized as follows:
                                                               Year Ended
                                                              December 31,
                                                            ----------------
                                                             2000      2001
                                                            ------    ------

             Severance costs.............................   $1,615    $  215
             Write-off of property and equipment.........    2,356       527
             Write-off of leasehold improvements.........      -         305
             Closing of various office facilities........      103       (30)
             Future lease obligations....................      -       2,231
             Reduction of accrual related to estimated
                severance costs initially recorded
                during 2000..............................      -        (136)
             Other.......................................       91       -
                                                            ------    ------
                                                            $4,165    $3,112
                                                            ======    ======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


10. COSTS INCURRED IN CONNECTION WITH NEW BUSINESS INITIATIVE AND RESTRUCTURING (CONTINUED)

     A summary of the activity of the restructuring-related liabilities, included in accounts payable, is as follows:

                                                          Liabilities                                     Liabilities
                                                             as of                               2001        as of
                                                         December 31,      2001       2001     Change in  December 31,
                                                             2000       Additions   Payments   Estimate       2001
                                                         ------------   ---------   --------   ---------  ------------
             Severance...............................       $  400       $   215     $ (479)    $ (136)      $    -
             One-time facilities closing.............           80             -        (50)       (30)           -
             Future lease obligations................            -         2,231          -          -        2,231
                                                            ------       -------     ------     ------       ------
                                                            $  480       $ 2,446     $ (529)    $ (166)      $2,231
                                                            ======       =======     ======     ======       ======


     The 2001 expense for future lease obligations represents the present value of the Company's operating lease commitments for facilities no longer being used by the Company, but not sublet or sublet at amounts less than the Company's obligation. This obligation is payable as follows: $840,000 during 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and $27,000 during 2006.

11.  OTHER INCOME

     Other income (expense) consists of the following:

                                                                                       Year Ended December 31,
                                                                                   ------------------------------
                                                                                     1999       2000       2001
                                                                                   --------   --------   --------
             Interest income...............................................        $  1,939   $  1,665   $    951
             Net realized gain (loss) on sale of investment securities.....               -      5,161     (4,081)
             Interest expense..............................................             (39)      (289)      (251)
             Sundry........................................................             (26)      (481)      (239)
                                                                                   --------   --------   --------
                                                                                   $  1,874   $  6,056   $ (3,620)
                                                                                   ========   ========   ========

12.  INCOME TAXES

     The income tax benefit consists of the following:

                                                                                       Year Ended December 31,
                                                                                   ------------------------------
                                                                                     1999      2000        2001
                                                                                   --------   --------   --------
             Current federal income tax benefit............................        $   (517)  $ (5,417)  $      -
             Deferred federal income taxes.................................          (2,557)   (14,649)    (5,805)
             Current state income taxes....................................            (545)      (243)         -
             Deferred state income taxes...................................            (508)    (2,800)    (1,070)
             Tax benefit from exercise of stock options credited
                directly to additional paid-in capital.....................             160          -          6
             Valuation allowance...........................................               -     20,617      6,869
                                                                                   --------   --------   --------
                                                                                   $ (3,967)  $ (2,492)  $      -
                                                                                   ========   ========   ========

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


12.  INCOME TAXES (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

                                                                                         2000        2001
                                                                                       --------    --------
         Deferred tax assets:
             Deferred compensation..............................................       $    496    $    379
             Allowance for bad debts............................................          2,582       2,106
             Deferred revenue...................................................          1,525         867
             Options or warrants issued to non-employees........................          1,323       1,338
             Other..............................................................            598         431
             Investment in Neoforma, Inc........................................          1,615           -
             Impairment of goodwill.............................................          4,140       4,140
             Net operating loss carryforward....................................         11,571      19,773
                                                                                       --------    --------
                Total deferred tax assets.......................................         23,850      29,034

         Deferred tax liabilities:
             Depreciation.......................................................         (1,607)     (1,531)

             Other..............................................................            (11)        (17)
                                                                                       --------    --------
                Total deferred tax liabilities..................................         (1,618)     (1,548)
                Deferred tax asset valuation allowance..........................        (20,617)    (27,486)
                                                                                       --------    --------
                Total net deferred tax asset....................................       $  1,615    $      -
                                                                                       ========    ========


     A reconciliation of the provision for income taxes follows:

                                                                                Year Ended December 31,
                                                                           --------------------------------
                                                                             1999        2000        2001
                                                                           --------    --------    --------
         Expected benefit at the statutory rate........................    $ (3,716)   $(20,415)   $ (5,972)
         Permanent differences; expenses recognized for book, not tax           402         349         173
         State income tax benefit, net of federal income tax benefit...        (688)     (3,043)     (1,070)
         Change in valuation allowance.................................           -      20,617       6,869
         Investment tax credits and other..............................          35           -           -
                                                                           --------    --------    --------
             Total income tax benefit..................................    $ (3,967)   $ (2,492)   $      -
                                                                           ========    ========    ========


     The Company has net operating loss carryforwards for federal income tax purposes of approximately $48,823,000, the last of which will expire in 2021 if not utilized.

13.  PROFIT-SHARING

     The Company has a profit-sharing plan which qualifies under Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. There were no contributions made during the years ended December 31, 1999, 2000 and 2001.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



14.  NET LOSS PER SHARE

     Loss per share data was computed as follows:

                                                              Year Ended December 31,
                                                          ------------------------------
                                                            1999       2000       2001
                                                          --------   --------   --------
         Basic:
             Net loss...................................  $ (6,961)  $(57,553)  $(17,565)
             Weighted-average common shares outstanding.    10,340     10,511     10,920
                                                          --------   --------   --------
             Basic loss per share.......................  $  (0.67)  $  (5.48)  $  (1.61)
                                                          ========   ========   ========
         Diluted:
             Net loss...................................  $ (6,961)  $(57,553)  $(17,565)
             Weighted-average common shares outstanding.    10,340     10,511     10,920
             Dilutive effect of stock options...........         -          -          -
                                                          --------   --------   --------
             Weighted-average shares assuming dilution..    10,340     10,511     20,920
             Diluted loss per share.....................  $  (0.67)  $  (5.48)  $  (1.61)
                                                          ========   ========   ========


     Options and warrants to purchase approximately 2,311,000, 2,924,000 and 3,380,000 shares of common stock with a weighted average exercise price of $32.13, $24.42 and $14.03 were outstanding at December 31, 1999, 2000 and 2001, respectively, but were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

15.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 2001 are summarized as follows:


                                                          Related     All     Sublease
         Years ending December 31:                         Party     Other     Income     Total
         -------------------------                        -------   -------   --------   -------
             2002.......................................  $   563   $ 4,288   $ (1,310)  $ 3,541
             2003.......................................      563     3,312     (1,185)    2,690
             2004.......................................      563     2,133       (950)    1,746
             2005.......................................      563     1,986       (801)    1,748
             2006.......................................      234       810       (110)      934
             Thereafter.................................        -       294          -       294
                                                          -------   -------   --------   -------
             Total future minimum lease payments........  $ 2,486   $12,823   $ (4,356)  $10,953
                                                          =======   =======   ========   =======



     Net rent expense amounted to approximately $3,566,000, $5,032,000 and $3,819,000 for the years ended December 31, 1999, 2000 and 2001, respectively, and has been included in selling, general and administrative expenses in the accompanying statements of operations. The rent expense was offset by sublease income of approximately $196,000, $444,000 and $1,031,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


15.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Effective July 1, 2001, Superior is required to pay a business partner a royalty of approximately 3.4% of a certain portion of its systems integration revenue. The royalty, up to an estimated cumulative maximum amount of $5.7 million, will be payable in the years the related revenue is recognized. Royalty expense for the year ended December 31, 2001, was approximately $27,000. In addition, as of December 31, 2000, the Company agreed to contribute a minimum of $500,000 over the next two years to a joint marketing fund. We expect that an amendment to that agreement under consideration by the parties will eliminate the joint marketing obligation.

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

16.  RELATED PARTY TRANSACTIONS

     The Company leases an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $469,000, $470,000 and $488,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The rent expense was offset by sublease income of approximately $69,000 for the years ended December 31, 1999, 2000 and 2001.

     During 2000, the Company sold 600,000 shares of its common stock for fair market value to three newly-hired executives, in exchange for cash and promissory notes. The notes total $916,620, bear interest at 9.5% per annum and require payment of all accrued interest and principal in October 2002. During 1995, Superior issued 658,833 shares of its common stock to two stockholders in exchange for promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.7% per annum and require periodic cash payments. Interest income on all notes totaled approximately $53,000, $70,000 and $104,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

     The Company charters aircraft from an entity owned by an officer/stockholder. Payments to the entity were approximately $605,000, $260,000 and $71,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     During the years ended December 31, 1999, 2000 and 2001, the Company recognized revenue of approximately $1,100,000, $4,100,000 and $1,587,000, respectively, from entities in which it had an equity interest.

17.  SEGMENT FINANCIAL INFORMATION

     See Note 1 for a description of the Company's segments. The Company's reportable segments are business units that offer and provide different services through different means. The Company's, training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other SG&A functions are combined into the unallocated SG&A expenses. Unallocated assets consist principally of cash, accrued interest receivable, prepaid expenses and investment securities.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
             (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


17.   SEGMENT FINANCIAL INFORMATION (CONTINUED)

      The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1. Segment information for 1999 and 2000 have been restated to conform to the current year segments.

                                                                                 Year Ended December 31,
                                                                          ------------------------------------
                                                                              1999        2000         2001
                                                                          ----------   ----------   ----------
         Revenues:
             Consulting................................................   $  112,554   $   71,242   $   57,463
             Outsourcing...............................................       36,795       27,995       29,258
                                                                          ----------   ----------   ----------
                   Consolidated revenues...............................   $  149,349   $   99,237   $   86,721
                                                                          ==========   ==========   ==========
         Gross Profit and Statement of Operations Reconciliation:
             Consulting................................................   $   46,408   $   14,843   $   21,993
             Outsourcing...............................................       11,227        6,720        8,007
                                                                          ----------   ----------   ----------
                   Consolidated gross profit...........................   $   57,635   $   21,563   $   30,000
                                                                          ==========   ==========   ==========
         Unallocated:
             SG&A expenses.............................................   $   65,597   $   73,278   $   40,833
             Costs incurred in connection with new
                business initiative....................................        4,840            -            -
             Restructuring charges, net................................            -        4,165        3,112
             Impairment of goodwill....................................            -       10,221            -
             Other (income) expense, net...............................       (1,874)      (6,056)       3,620
                                                                          ----------   ----------   ----------
                   Subtotal............................................       68,563       81,608       47,565
                                                                          ----------   ----------   ----------
                   Consolidated loss before income tax benefit.........   $  (10,928)  $  (60,045)  $  (17,565)
                                                                          ==========   ==========   ==========
         Depreciation and amortization:
             Consulting................................................   $    6,837   $    6,216   $    4,637
             Outsourcing...............................................          318          277          195
                                                                          ----------   ----------   ----------
                   Consolidated depreciation and amortization..........   $    7,155   $    6,493   $    4,832
                                                                          ==========   ==========   ==========
         Identifiable assets:
             Consulting................................................   $   65,667   $   37,788   $   31,082
             Outsourcing...............................................       11,853        7,898        6,982
             Unallocated...............................................      109,077       32,946       20,543
                                                                          ----------   ----------   ----------
                   Consolidated total assets...........................   $  186,597   $   78,632   $   58,607
                                                                          ==========   ==========   ==========
         Expenditures for long-term assets:
             Consulting................................................   $   13,172   $    4,463   $    1,747
             Outsourcing...............................................          273          792            -
                                                                          ----------   ----------   ----------
                                                                          $   13,445   $    5,255   $    1,747
                                                                          ==========   ==========   ==========


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION                               PAGE
------                          -----------                               ----

3.1   Amended and Restated Certificate of Incorporation of the Company,
      as amended.......................................................... (5)
3.2   Form of By-Laws of the Company...................................... (2)
4.1   Specimen Common Stock Certificate................................... (2)
10.1  Form of Indemnification Agreement between the Company and each of its directors and officers....................................... (2)
10.2  Form of Long-Term Incentive Compensation Plan....................... (2)
10.3  Amendment to Long-Term Incentive Plan............................... (3)
10.4  Second Amendment to Long-Term Incentive Plan........................ (6)
10.5  Lease dated March 21, 1996 between PMTC Limited Partnership and Superior........................................................ (2)
10.6  Form of Tax Indemnification Agreement............................... (1)
10.7  Compensation Agreement dated January 5, 1998, as amended, between Richard D. Helppie, Jr. and the Company..................... (5)
10.8  Amendment effective January 4, 1999, to Compensation Agreement dated
      January 5, 1998, between Richard D. Helppie, Jr. and the Company.... (*)
10.9  Employment Agreement dated January 5, 1998, as amended, between
      Charles O. Bracken and the Company.................................. (5)
10.10 Amendment effective January 4, 1999, to Employment Agreement dated
      January 5, 1998, between Charles O. Bracken and the Company......... (*)
10.11 Employment Agreement dated January 20, 1997, as amended, between Richard P. Saslow and the Company........................... (5)
10.12 Amendment effective January 4, 1999, to Employment Agreement dated
      January 20, 1997, between Richard P. Saslow and the Company......... (*)
10.13 Amendment effective January 7, 2001, to Employment Agreement dated
      January 20, 1997, between Richard P. Saslow and the Company......... (*)
10.14 Employment Agreement dated October 11, 2000, as amended, between George S. Huntzinger and the Company........................ (8)
10.15 Amendment effective June 29, 2001, to Employment Agreement dated
      October 11, 2000, between George S. Huntzinger and the Company...... (*)
10.16 Employment Agreement dated August 10, 1998, as amended
      January 7, 2001, between Richard R. Sorensen and the Company........ (8)
10.17 Promissory Note dated April 20, 1995, executed by
      Charles O. Bracken in favor of the Company.......................... (1)
10.18 Pledge Agreement dated April 20, 1995, between
      Charles O. Bracken and the Company.................................. (1)
10.19 Stock Purchase Agreement dated October 11, 2000, between
      Ronald V. Aprahamian and the Company................................ (7)
10.20 Promissory Note dated October 11, 2000, executed by
      Ronald V. Aprahamian in favor of the Company........................ (7)
10.21 Pledge Agreement dated October 11, 2000, between
      Ronald V. Aprahamian and the Company................................ (7)
10.22 Stock Purchase Agreement dated October 11, 2000, between
      George S. Huntzinger and the Company................................ (7)
10.23 Promissory Note dated October 11, 2000, executed by
      George S. Huntzinger in favor of the Company........................ (7)
10.24 Pledge Agreement dated October 11, 2000, between
      George S. Huntzinger and the Company................................ (7)

EXHIBIT
NUMBER                          DESCRIPTION                               PAGE
------                          -----------                               ----

10.25 Shareholder Agreement, dated May 4, 2001, by and between
      Ronald V. Aprahamian and the Company................................ (*)
10.26 Amended and Restated Promissory Note dated May 4, 2001, executed by Ronald V. Aprahamian in favor of the Company..................... (*)
10.27 Asset Purchase Agreement, dated August 20, 1998 among the Company Enterprise Consulting Group, Inc., Whittaker Corporation and Aviant
      Information, Inc.................................................... (4)
10.28 Amended and Restated Credit Agreement, dated September 12, 2000, between the Company and Comerica Bank............................... (8)
10.29 First Amendment to Amended and Restated Credit Agreement,
      dated October 26, 2000, between the Company and Comerica Bank....... (8)
10.30 Second Amendment to Amended and Restated Credit Agreement,
      dated March 23, 2001, between the Company and Comerica Bank......... (8)
10.31 Third Amendment to Amended and Restated Credit Agreement, dated
      August 23, 2001, between the Company and Comerica Bank.............. (*)
10.32 Fourth Amendment to Amended and Restated Credit Agreement, dated
      March 29, 2002, between the Company and Comerica Bank............... (*)
21.1  Subsidiaries of Superior Consultant Holdings
      Corporation......................................................... (5)

*     Filed herewith.

(1) Incorporated by reference from the Registrant's Amendment No. 1 to F orm S-1 Registration Statement No. 333-10213 as filed on September 20, 1996.

(2) Incorporated by reference from the Registrant's Form S-1 Registration Statement No. 333-10213 as filed on August 15, 1996.

(3) Incorporated by reference from the Registrant's Information Statement on Form 14C as filed on November 7, 1997.

(4) Incorporated by reference from the Registrant's Form 8-K as filed on September 2, 1998.

(5) Incorporated by reference from the Registrant's Form 10-K as filed on March 31, 1999.

(6) Incorporated by reference from the Registrant's Information Statement on Form 14A as filed April 9, 1999.

(7) Incorporated by reference from the Schedule 13D filed with respect to the Company's securities on November 13, 2000.

(8) Incorporated by reference from the Registrant's Form 10-K as filed on April 2, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUPERIOR CONSULTANT HOLDINGS
                                       CORPORATION

April 1, 2002                          By: /s/  RICHARD D. HELPPIE, JR.
                                          -----------------------------------
                                       Richard D. Helppie, Jr.
                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURES                     TITLE                        DATE
          ----------                     -----                        ----

/s/  RONALD V. APRAHAMIAN             Chairman                   April 1, 2002
----------------------------------
Ronald V. Aprahamian

/s/ REGINALD M. BALLANTYNE III        Director                   April 1, 2002
----------------------------------
Reginald M. Ballantyne III

/s/ CHARLES O. BRACKEN                Director and Executive     April 1, 2002
----------------------------------    Vice President
Charles O. Bracken

/s/ KENNETH S. GEORGE                 Director                   April 1, 2002
----------------------------------
Kenneth S. George

/s/ RICHARD D. HELPPIE, JR.           Chief Executive Officer    April 1, 2002
----------------------------------    (Principal Executive
Richard D. Helppie, Jr.               Officer)  and Director


/s/ DOUGLAS S. PETERS                 Director                   April 1, 2002
----------------------------------
Douglas S. Peters

/s/ RICHARD P. SASLOW                 Vice President, General    April 1, 2002
----------------------------------    Counsel and Director
Richard P. Saslow

/s/ JOHN L. SILVERMAN                 Director                   April 1, 2002
----------------------------------
John L. Silverman

/s/ RICHARD R. SORENSEN               Chief Financial Officer    April 1, 2002
----------------------------------    (Principal Financial and
Richard R. Sorensen                   Accounting Officer)


/s/ SATISH K. TYAGI                   Director                   April 1, 2002
----------------------------------
Satish K. Tyagi