Form 10-Q
period 2002-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2002-05-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---  1934
                 For the quarterly period ended March 31, 2002


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

As of May 14, 2002, 10,747,767 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2002
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                             PAGE NO.
                                                                                                           --------

     Item 1.       Financial Statements

                   Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
                   (unaudited)                                                                                   3

                   Consolidated Statements of Operations for the three months ended March 31,
                   2002 and 2001 (unaudited)                                                                     4

                   Consolidated Statements of Cash Flows for the three months ended March 31,
                   2002 and 2001 (unaudited)                                                                     5

                   Notes to Consolidated Financial Statements                                                    6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                   10

     Item 3.       Quantitative and Qualitative Disclosure About Market Risk
                   Sensitive Instruments                                                                        15


PART II - OTHER INFORMATION

     Item 6.       Exhibits and Reports on Form 8-K                                                             15

SIGNATURES                                                                                                      16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        2002                 2001
                                                                                  ------------------   -----------------
                                       ASSETS

  Current assets
       Cash and cash equivalents                                                   $        16,091      $       16,902
       Accounts receivable, net                                                             15,044              14,164
       Accrued interest receivable and prepaid expenses                                      2,709               3,644
       Refundable income taxes                                                               3,011                 706
                                                                                  ------------------   -----------------

          Total current assets                                                              36,855              35,416

  Property and equipment, net                                                               13,476              14,071
  Goodwill, net                                                                              8,223               8,223
  Other long-term assets, net                                                                  822                 897
                                                                                  ------------------   -----------------

          Total Assets                                                             $        59,376      $       58,607
                                                                                  ==================   =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
       Notes payable to bank                                                       $         2,925      $        2,925
       Accounts payable                                                                      7,100               8,565
       Accrued liabilities, deferred bonuses and compensation                                3,898               2,752
       Deferred revenue                                                                      2,233               2,141
                                                                                  ------------------   -----------------

          Total current liabilities                                                         16,156              16,383

  Commitments and contingencies (Note 8)                                                         -                   -

  Stockholders' equity
       Preferred stock; authorized, 1,000,000 shares of $.01 par value; no shares issued or outstanding as of March 31, 2002 and
       December 31, 2001                                                                         -                   -

       Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding, 11,097,616 shares as of March 31, 2002
       and 11,080,042 shares as of December 31, 2001                                           111                 111

       Additional paid-in capital                                                          116,085             116,062

       Stockholders' notes receivable                                                       (1,536)             (1,536)

       Treasury stock - at cost, 352,100 shares as of March 31, 2002 and
       December 31, 2001                                                                    (3,270)             (3,270)

       Accumulated deficit                                                                 (68,170)            (69,143)
                                                                                  ------------------   -----------------

          Total stockholders' equity                                                        43,220              42,224
                                                                                  ------------------   -----------------

          Total Liabilities and Stockholders' Equity                               $        59,376      $       58,607
                                                                                  ==================   =================

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               --------------------------------------
                                                                                     2002                 2001
                                                                               -----------------    -----------------
Revenue
   Revenue before reimbursements (net revenue)                                  $       21,257       $       21,778
   Out-of-pocket reimbursements                                                          1,820                3,246
                                                                               -----------------    -----------------

      Total revenue                                                                     23,077               25,024

Operating costs and expenses
   Cost of services before reimbursements (net cost of services)                        14,190               15,298
   Out-of-pocket reimbursements                                                          1,820                3,246
                                                                               -----------------    -----------------

      Total cost of services                                                            16,010               18,544

   Selling, general and administrative expenses                                          8,467               10,903
                                                                               -----------------    -----------------

         Total operating costs and expenses                                             24,477               29,447
                                                                               -----------------    -----------------

         Loss from operations                                                           (1,400)              (4,423)


Other income (expense), net                                                                 72                   (8)
                                                                               -----------------    -----------------

         Loss before income tax benefit                                                 (1,328)              (4,431)


Income tax benefit                                                                      (2,301)                   -
                                                                               -----------------    -----------------

         Net earnings (loss)                                                    $          973       $       (4,431)
                                                                               =================    =================

Net earnings (loss) per share

   Basic                                                                        $         0.09       $        (0.40)
                                                                               =================    =================

   Diluted                                                                      $         0.08       $        (0.40)
                                                                               =================    =================

Weighted average number of common shares outstanding

   Basic                                                                                10,733               10,990
                                                                               =================    =================

   Diluted                                                                              11,513               10,990
                                                                               =================    =================

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                     -----------------------------------------
                                                                                            2002                  2001
                                                                                     -------------------   -------------------
   Cash flows from operating activities:
       Net earnings (loss)                                                            $            973      $         (4,431)
       Adjustments to reconcile net earnings (loss) to net cash
         used in operating activities:
          Depreciation and amortization of property and equipment                                1,054                 1,008
          Goodwill amortization                                                                      -                   187
          Bad debt expense                                                                          47                    75
          Other                                                                                    (50)                  (20)
          Changes in operating assets and liabilities:
             Accounts receivable                                                                  (927)                1,314
             Accrued interest receivable and prepaid expenses                                      935                   987
             Refundable income taxes                                                            (2,288)                   60
             Accounts payable                                                                   (1,465)               (1,634)
             Accrued liabilities, deferred bonuses and compensation                              1,146                   941
             Deferred revenue                                                                       92                   339
                                                                                     -------------------   -------------------

                  Net cash used in operating activities                                           (483)               (1,174)

   Cash flows from investing activities:
       Purchase of property and equipment                                                         (384)                 (745)
       Change in other long-term assets                                                              -                   (73)
                                                                                     -------------------   -------------------

                  Net cash used in investing activities                                           (384)                 (818)

   Cash flows from financing activities:
       Repayment of line of credit                                                                   -                (2,200)
       Principal payments on stockholders' notes receivable                                          -                     9
       Exercise of stock options                                                                    56                     -
                                                                                     -------------------   -------------------

                  Net cash provided by (used in) financing activities                               56                (2,191)
                                                                                     -------------------   -------------------

   Net decrease in cash and cash equivalents                                                      (811)               (4,183)

   Cash and cash equivalents, beginning of period                                               16,902                20,825
                                                                                     -------------------   -------------------

   Cash and cash equivalents, end of period                                           $         16,091      $         16,642
                                                                                     ===================   ===================

   Supplemental disclosure of cash flow information:
       Interest payments                                                              $             48      $            116

       Unrealized gain on investment, net of deferred income taxes                    $              -      $            182

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 2002.

         Certain reclassifications were made to the three months ended March 31, 2001, unaudited consolidated financial statements to conform to the three months ended March 31, 2002 presentation.

NOTE 2 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants ("common share equivalents") during the period.

         The computation of diluted net earnings (loss) per share for the three months ended March 31, 2002, includes approximately 780,000 common share equivalents. Options and warrants to purchase approximately 2,155,000 and 3,674,000 shares of common stock with a weighted average exercise price of $20.86 and $18.80 were outstanding at March 31, 2002 and 2001, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss), which is included as a component of stockholders' equity, includes unrealized gains on investments in marketable equity securities. The Company sold its remaining holdings of marketable equity securities during the year ended December 31, 2001. Total comprehensive income
(loss) is summarized as follows in thousands:

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ----------------------------------
                                                                                    2002              2001
                                                                               ---------------   ----------------
Net earnings (loss)                                                             $       973       $    (4,431)

Other comprehensive income, net of tax:

   Unrealized holding gains on securities arising
      during the period                                                                   -               182
                                                                               ---------------   ----------------

Other comprehensive income, net of tax                                                    -               182
                                                                               ---------------   ----------------

Total comprehensive income (loss)                                               $       973       $    (4,249)
                                                                               ===============   ================

NOTE 4 - SEGMENT FINANCIAL INFORMATION

         The Company is organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management. The Company deploys specialized resources to deliver higher quality at lower cost and helps clients avoid or reduce certain capital expenses. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.

         Pursuant to the provisions of the Financial Accounting Standards Board Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," the Company's reported revenue and cost of services include reimbursements received for out-of-pocket expenses incurred. Amounts for 2001 have been restated to conform to this change in classification, which has no effect on current or previously reported margins or net earnings (loss). Due to the nature of the Company's business, a majority of the reimbursable out-of-pocket expenses are incurred on traditional consulting engagements.


         Financial information for the Company's operations for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------------------
                                                                              2002                     2001
                                                                       --------------------     --------------------
Revenue:
     Consulting:
          Revenue before reimbursements (net revenue)                   $          13,479        $          15,713
          Out-of-pocket reimbursements                                              1,669                    2,619
                                                                       --------------------     --------------------

              Total consulting revenue                                             15,148                   18,332

     Outsourcing:
          Revenue before reimbursements (net revenue)                               7,778                    6,065
          Out-of-pocket reimbursements                                                151                      627
                                                                       --------------------     --------------------

              Total outsourcing revenue                                             7,929                    6,692
                                                                       --------------------     --------------------

                   Consolidated revenue                                 $          23,077        $          25,024
                                                                       ====================     ====================

Gross Profit and Statement of Operations Reconciliation:
              Consulting                                                $           5,202        $           5,253
              Outsourcing                                                           1,865                    1,227
                                                                       --------------------     --------------------

                   Consolidated gross profit                                        7,067                    6,480

Unallocated:
              Selling, general and administrative expenses                          8,467                   10,903
              Other (income) expense, net                                             (72)                       8
                                                                       --------------------     --------------------

                   Subtotal                                                         8,395                   10,911
                                                                       --------------------     --------------------

                   Consolidated loss before income tax benefit          $          (1,328)       $          (4,431)
                                                                       ====================     ====================

         The Company does not evaluate assets and capital expenditures on a segment basis, and accordingly, such information is not provided.

         The Company's reportable segments are business units that offer and provide different services through different means. The Company's training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

         During the three months ended March 31, 2002, the Company recorded a $2.3 million tax benefit as the result of a recent change in federal tax legislation, which allows the Company to carryback a portion of its 2001 loss for an additional three years. The income tax benefit for the three months ended March 31, 2002, does not approximate the federal statutory tax rate, due to the recording of the one-time benefit for the new tax legislation in the period of enactment. As of March 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $43.0 million, the last of which will expire in 2022 if not utilized.

NOTE 6 - LINE OF CREDIT

         The Company has a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $6.9 million on the line of credit as of March 31, 2002; $2.9 million was outstanding. Borrowings under the line mature in September 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at March 31, 2002, was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company was in compliance with all financial covenants as of March 31, 2002. In addition, the Company has letters of credit of approximately $1.3 million issued by a bank, secured by bank deposits.

NOTE 7 - RESTRUCTURING CHARGES

         In connection with the restructuring plan initiated during 2000, the Company recorded restructuring charges of approximately $3.1 million during the year ended December 31, 2001. Refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, for further details on the components of these charges.

         A summary of the activity of the restructuring-related liabilities included in accounts payable, which consists of an accrual for future lease obligations, is as follows (in thousands):

                  Accrual as of December 31, 2001          $  2,231
                  Cash payments                                (210)
                                                           ---------

                  Accrual as of March 31, 2002             $  2,021
                                                           =========

         The obligation is payable as follows: $630,000 during the remainder of 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and
$27,000 during 2006.

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

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. The three months ended March 31, 2001, statement of operations included herein has been conformed to the provisions of this new pronouncement.

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board. SFAS 142 addresses how intangible assets that are acquired should be accounted for upon acquisition. SFAS 142 specifies that goodwill is not subject to amortization, but is subject to impairment assessments at least annually. The Company will complete its initial assessment during the second quarter of 2002. The impact of these impairment assessments is not reasonably estimable. As of January 1, 2002, the Company has recorded goodwill of approximately $22.8 million and accumulated amortization of approximately $14.6 million. Effective January 1, 2002, the Company does not record goodwill amortization.

         The following table shows on a comparative basis (in thousands, except per share data) what net earnings (loss) and net earnings (loss) per share would have been exclusive of amortization expense (including any related tax effects):

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------------------------
                                                                            2002                       2001
                                                                     --------------------       -------------------
         Reported net earnings (loss)                                 $               973        $          (4,431)
         Add:  goodwill amortization                                                    -                      187
                                                                     --------------------       -------------------
         Adjusted net earnings (loss)                                 $               973        $          (4,244)
                                                                     ====================       ===================


         Basic net earnings (loss) per share:
            Reported net earnings (loss) per share                    $              0.09        $           (0.40)
            Add:  goodwill amortization                                                 -                     0.01
                                                                     --------------------       -------------------
            Adjusted net earnings (loss) per share                    $              0.09        $           (0.39)
                                                                     ====================       ===================


         Diluted net earnings (loss) per share:
            Reported net earnings (loss) per share                    $              0.08        $           (0.40)
            Add:  goodwill amortization                                                 -                     0.01
                                                                     --------------------       -------------------
            Adjusted net earnings (loss) per share                    $              0.08        $           (0.39)
                                                                     ====================       ===================

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

         The Company conducts its business in two segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a nationally deployed, integrated technology services company that provides Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company provides business process and information technology ("IT") outsourcing, management and IT consulting services and solutions to healthcare organizations, including health plans and technology providers, with special emphasis on hospital systems and integrated delivery networks.

         The Company is organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management. The Company deploys specialized resources to deliver higher quality at lower cost and helps clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation, 24/7/365 network monitoring and help desk, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also assists clients to leverage the power, speed and value of Internet technologies to achieve efficiencies in business and operations, realize measurable return on investment, connect with consumers, physicians and trading partners and provide total solutions in secure business-to-business and business-to-consumer e-commerce. From strategic planning and go-to-market strategies to Internet enabling and development, integration and implementation, Superior offers assistance to its clients and their efforts to achieve supply chain efficiencies, accelerate revenue, achieve Health Insurance Portability and Accountability Act ("HIPAA") compliance and improve patient safety and clinical quality.

         In recent years, the Company has expanded its outsourcing, e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors move increasingly to Internet and web-based technologies and applications, and as the Company continues to innovate services and solutions to develop and capitalize on this growing market, the Company will incur risks related to its participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms and other technologies in which the Company invests; the e-commerce and/or systems integration markets taking turns not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies and increased competition for consultant talent in the e-commerce field, increasing the Company's cost of providing services.

         The Company derives a substantial portion of its revenue from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines.

Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Outsourcing engagements, fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. Revenue on these contracts is generally recognized ratably over the life of the contract or on a percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. As of March 31, 2002, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract. The Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract. There can be no assurance that the Company will be able to achieve profit margins on existing and new contracts, which are consistent with its historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. As the Company moves to incorporate proprietary software tools or applications in its client offerings it expects to recognize revenue from license fees and annual support and maintenance fees. The Company anticipates that license fees will generally be recognized upon the licensing of the tools or applications, and the support and maintenance fees will generally be recognized ratably over the support or maintenance term.

         The Company seeks to increase revenue through various means, including an increased emphasis on outsourcing engagements, an increase in the value and duration of projects for existing and new clients, as well as continued additions to its recurring revenue base. In addition, the Company seeks to increase revenue by expanding its range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, digital communications, system security and HIPAA expertise. The Company manages its client development efforts through its internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geography, the Company's CPO members develop relationships and pursue opportunities at strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. The Company's success in increasing its revenue will be dependent upon, among other factors, the continuing recovery of the marketplace, timely sales, suitable rates and continued growth and improvement in proposal acceptance rates in outsourcing and consulting. In addition, the Company's revenues could be impacted by any unforeseen disruptions in transportation, communications or other infrastructure components. Should the Company be unsuccessful in increasing its revenue, the Company may fail to meet the public market's expectations of its financial performance and operating results, which could have a material adverse effect on its common stock price.

         The Company's most significant expense is cost of services, which consists primarily of consultant compensation expense and operating costs associated with its full outsourcing contracts. Historically, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenue. The Company has sought to address the consultant compensation issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered in the past by the impact of the Company's stock price and could be affected in the future depending upon market conditions. Cost of services declined in total and as a percentage of revenue during the first quarter of 2002 as compared to the first quarter of 2001 due primarily to workforce reductions. This current environment may or may not continue depending on whether competition for recruiting and retaining skilled consultants intensifies.

         The Company's cost of services as a percentage of revenue is also impacted by how efficiently the Company utilizes its consultant resources and delivers its consulting and outsourcing services and solutions. The Company attempts to optimize efficient deployment of its consultants through initial engagement planning and by continuously monitoring project requirements, timetables, and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays have and can result in periods when the Company experiences lower gross margins.

         In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act of 1997, changes in the private reimbursement environment and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These forces continued to hamper demand for the Company's services during the first quarter of 2002. Furthermore, the Balanced Budget Act of 1997 and other forces such as private reimbursement changes may continue to adversely affect the financial stability of the Company's clients and may impact their ability to pay for professional services rendered.

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected the Company's business. The Company believes that certain client decisions on pending projects were delayed, and that some 2001 work was deferred to later periods. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal government's spending on Medicare, Medicaid and other healthcare initiatives, which could adversely affect the Company's clients' revenues and cause them to defer or cancel projects that would create demand for the Company's services. Further, potential increases to the cost of and time consumed by travel could have a material adverse affect on the Company's business.

         In addition, the Company's establishment of new Competency Centers, services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days and total business days in a quarter have and can affect margins. Variations in market offering solution sales, longer outsourcing sales cycles, deployment of resources and failure to secure large engagements can also result in quarterly variability of the Company's cost of services as a percentage of revenue. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees and depreciation. During 2001, selling, general and administrative expenses also included amortization of goodwill. However, on January 1, 2002, the Company adopted the provisions of SFAS 142, which specifies that goodwill is no longer subject to amortization, but is subject to impairment assessments at least annually. The Company will complete its initial assessment during the second quarter of 2002. The impact of these impairment assessments is not reasonably estimable.

         The Company considers its accounting policy relating to the restructuring accrual to be critical. As of March 31, 2002, the accrual amounted to approximately $2.0 million, which represents the present value of future operating lease obligations for facilities no longer used by the Company, but not sublet or sublet at amounts less than the Company's obligation. If the Company is successful in subletting additional space in the future, this accrual may be reduced.

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred", which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. The Company will continue to use net revenue (revenue excluding out-of-pocket reimbursements) and net cost of services (cost of services excluding out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three months ended March 31, 2002, to the three months ended March 31, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net Revenue.

                  Consulting. Net revenue in this segment decreased by $2.2 million, or 14.2%, to $13.5 million for the three months ended March 31, 2002, as compared to $15.7 million for the three months ended March 31, 2001. The revenue decrease was primarily due to a decline in demand for this segment's services.

                  Outsourcing. Net revenue in this segment increased by $1.7 million, or 28.2%, to $7.8 million for the three months ended March 31, 2002, as compared to $6.1 million for the three months ended March 31, 2001. The revenue increase was primarily the result of the signing of new outsourcing agreements subsequent to March 31, 2001, partially offset by a reduction of the Company's services to one of its outsourcing clients during the three months ended March 31, 2001.

         Net Cost of Services.

                  Consulting. Net cost of services in this segment decreased by $2.2 million, or 20.9%, to $8.3 million for the three months ended March 31, 2002, as compared to $10.5 million for the three months ended March 31, 2001. The decrease was due primarily to lower consultant compensation expenses as a result of the reduction in consultant headcount in this segment. Net cost of services as a percentage of net revenue for this segment decreased to 61.4% for the three months ended March 31, 2002, as compared to 66.6% for the three months ended March 31, 2001. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Net cost of services in this segment increased by $1.1 million, or 22.2%, to $5.9 million for the three months ended March 31, 2002, as compared to $4.8 million for the three months ended March 31, 2001. The increase was primarily due to costs incurred for new engagements. Net cost of services as a percentage of net revenue for this segment decreased to 76.0% for the three months ended March 31, 2002, as compared to 79.8% for the three months ended March 31, 2001. The decrease was attributable to lower consultant headcount in this segment.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2.4 million, or 22.3%, to $8.5 million for the three months ended March 31, 2002, as compared to $10.9 million for the three months ended March 31, 2001. The decrease was primarily attributable to planned reductions in: compensation, facility, continuing education, communication, goodwill amortization, marketing and charges related to litigation and claims. Selling, general and administrative expenses as a percentage of net revenue decreased to 39.8% for the three months ended March 31, 2002, as compared to 50.1% for the three months ended March 31, 2001. The decrease is primarily attributable to increased operating efficiencies as a result of the Company's disciplined cost controls.

                  Other income and expense. Other income was $72,000 for the three months ended March 31, 2002, as compared to other expense of $8,000 for the three months ended March 31, 2001. The change was primarily the result of the reduced interest earned on the Company's short-term investments during the three months ended March 31, 2002, as well as the decrease in interest expense during the three months ended March 31, 2002, due to the partial repayment of the line of credit during the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the restructuring plan initiated during 2000, the Company recorded restructuring charges of approximately $3.1 million during the year ended December 31, 2001. These charges primarily related to the accelerated expense associated with certain lease obligations, the write-off of property and equipment and leasehold improvements, and severance costs related to the Company's continued organizational restructuring, partially offset by a reduction to the 2000 accrual for restructuring costs. Refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, for further details on the components of these charges. During the three months ended March 31, 2002, the Company had cash outflows of approximately $210,000, related to the accelerated expense associated with certain lease obligations, which were accrued for as of December 31, 2001. The current accrued liability for additional cash outflows, related to the accelerated expense associated with certain lease obligations, is approximately $2.0 million and will be payable as follows: $630,000 throughout the remainder of 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and
$27,000 during 2006.

         The Company's primary capital needs have been, and will be, to fund its outsourcing and solution sales initiatives, as well as its capital expenditures. The Company believes after giving effect to the restructuring plan and assuming revenue consistent with current levels, that its current cash and cash equivalents, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of the Company's long-term capital needs can be affected by a number of factors. For example, the Company's strategic plan includes a heightened focus on the development of the Company's outsourcing business and the winning of large engagements. The implementation of a new outsourcing engagement can involve the need for capital investment by the Company, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of the Company's outsourcing business strategy includes offering data center consolidation to its clients, which in turn, requires investment by the Company in data center facilities. The timing, number and scale of potential future outsourcing engagements can impact the Company's need for capital resources. In addition, the Company's future long-term capital needs will be affected by the timing of the Company's market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of the Company's offerings to meet success in the market, and the Company's ability to adjust its operating expenses to an appropriate level commensurate with operating expenses, can also affect the Company's need for capital resources. For all of these reasons and those risk factors identified in the Company's reports on file with the Securities and Exchange Commission, the Company's ability to project long-term revenue levels and capital needs are subject to substantial uncertainty. If the Company's available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, or if an event of default occurs under its credit agreement with its lenders and the Company is required to repay all outstanding indebtedness under the credit agreement, the Company may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. The Company could also, in such event, face the need to delay or reduce the development of services or the pursuit of engagements that would require significant investment to complete. The Company could also face the need to reduce staffing levels and related expenses or potentially to liquidate selected assets. If the Company's management decides that it is in the Company's best interest to raise cash to strengthen the Company's balance sheet, broaden its investor base, increase liquidity of its pool of publicly traded stock or for any other reason, the Company may decide to issue equity or debt, notwithstanding that its currently available funds are sufficient to meet its anticipated needs for working capital and capital expenditures through the next twelve months. The Company may decide to enter into such a transaction to raise cash even if all of its current funding sources remain available to the Company. If the Company issues additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of its common stock and its shareholders may experience dilution. The Company cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The inability of the Company to obtain additional financing when needed could impair the Company's ability to develop products and services for the market; to implement its business strategies; and may otherwise materially and adversely affect the Company's business.

         At March 31, 2002, the Company had cash and cash equivalents of $16.1 million and working capital of $20.7 million, as compared with cash and cash equivalents of $16.9 million and working capital of $19.0 million at December 31, 2001.

         As of March 31, 2002, the Company had a line of credit arrangement at Comerica Bank N.A. allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed $6.9 million on the line of credit as of March 31, 2002; $2.9 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at March 31, 2002, was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. Prior to March 31,

2002, the credit agreement was amended to extend the maturity date to September 30, 2002, and modify the financial covenants for 2002. The Company was in compliance with all financial covenants as of March 31, 2002. In addition, the Company has letters of credit of approximately $1.3 million issued by a bank, secured by bank deposits.

         Net cash used in operations was $483,000 for the three months ended March 31, 2002, as compared to net cash used in operations of $1.2 million for the three months ended March 31, 2001. The decrease in net cash used in operations is primarily the result of the decrease in the net operating loss during the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, partially offset by the increase in refundable income taxes during the three months ended March 31, 2002.

         Net cash of $384,000 used in investing activities during the three months ended March 31, 2002, consists of additions to property, equipment and software.

         Net cash of $56,000 provided by financing activities during the three months ended March 31, 2002, was the result of exercises of stock options.

         The Company does not believe that inflation has had a material effect on the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

         The Company is exposed to interest rate change market risk in connection with its credit facility with its bank. The interest rate on this facility is tied to the bank's prime rate, and changes in the variable rate will have an impact on the Company's interest expense.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         NONE

(b)      Form 8-K

         NONE

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Superior Consultant Holdings Corporation


Date: May 15, 2002                       /s/ Richard D. Helppie, Jr.
------------------                       ---------------------------------
                                         Richard D. Helppie, Jr.
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: May 15, 2002                       /s/ Richard R. Sorensen
------------------                       ---------------------------------
                                         Richard R. Sorensen
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)