Form 10-Q
period 2002-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2002-08-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


X     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
---   1934

                  For the quarterly period ended June 30, 2002


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

As of August 13, 2002, 10,752,409 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2002
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                           PAGE NO.
                                                                                                         --------
     Item 1.      Financial Statements

                  Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001 (unaudited)                                                              3

                  Consolidated Statements of Operations for the three and six months ended
                  June 30, 2002 and 2001 (unaudited)                                                         4

                  Consolidated Statements of Cash Flows for the six months ended June 30, 2002
                  and 2001 (unaudited)                                                                       5

                  Notes to Consolidated Financial Statements (unaudited)                                     6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                10

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk
                  Sensitive Instruments                                                                     16

PART II - OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders                                       16

     Item 6.      Exhibits and Reports on Form 8-K                                                          16

SIGNATURES                                                                                                  17


\

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                               JUNE 30,               DECEMBER 31,
                                                                                                 2002                    2001
                                                                                              ---------               -----------
                                     ASSETS

Current assets
      Cash and cash equivalents                                                               $  16,336                 $  16,902
      Accounts receivable, net                                                                   16,003                    14,164
      Accrued interest receivable and prepaid expenses                                            2,732                     3,644
      Refundable income taxes                                                                       307                       706
                                                                                              ---------                 ---------

        Total current assets                                                                     35,378                    35,416

Property and equipment, net                                                                      13,814                    14,071
Goodwill, net                                                                                     8,223                     8,223
Other long-term assets, net                                                                         768                       897
                                                                                              ---------                 ---------

        Total Assets                                                                          $  58,183                 $  58,607
                                                                                              =========                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to bank                                                                    $   2,925                 $   2,925
     Accounts payable                                                                             8,198                     8,565
     Accrued liabilities, deferred bonuses and compensation                                       2,511                     2,752
     Deferred revenue                                                                             2,256                     2,141
                                                                                              ---------                 ---------
          Total current liabilities                                                              15,890                    16,383

Commitments and contingencies (Note 8)                                                               --                        --

Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value;
     no shares issued or outstanding as of June 30, 2002 and
     December 31, 2001                                                                               --                        --

     Common stock; authorized, 30,000,000 shares of $.01 par value;
     issued and outstanding, 11,101,829 shares as of June 30, 2002
     and 11,080,042 shares as of December 31, 2001                                                  111                       111

     Additional paid-in capital                                                                 116,102                   116,062

     Stockholders' notes receivable                                                              (1,536)                   (1,536)

     Treasury stock - at cost, 352,100 shares as of June 30, 2002
     and December 31, 2001                                                                       (3,270)                   (3,270)

     Accumulated deficit                                                                        (69,114)                  (69,143)
                                                                                              ---------                 ---------

          Total stockholders' equity                                                             42,293                    42,224
                                                                                              ---------                 ---------

          Total Liabilities and Stockholders' Equity                                          $  58,183                 $  58,607
                                                                                              =========                 =========

                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                           ----------------------------      ----------------------------
                                                              2002             2001            2002              2001
                                                            --------         --------         --------         --------
Revenue
   Revenue before reimbursements (net revenue)              $ 22,021         $ 22,115         $ 43,278         $ 43,893
   Out-of-pocket reimbursements                                2,279            2,882            4,099            6,128
                                                            --------         --------         --------         --------

      Total revenue                                           24,300           24,997           47,377           50,021

Operating costs and expenses
   Cost of services before reimbursements
      (net cost of services)                                  14,626           14,221           28,816           29,519
   Out-of-pocket reimbursements                                2,279            2,882            4,099            6,128
                                                            --------         --------         --------         --------

      Total cost of services                                  16,905           17,103           32,915           35,647

   Selling, general and administrative expenses                8,396           10,825           16,863           21,728
   Restructuring charges, net                                     --              169               --              169
                                                            --------         --------         --------         --------

         Total operating costs and expenses                   25,301           28,097           49,778           57,544
                                                            --------         --------         --------         --------

         Loss from operations                                 (1,001)          (3,100)          (2,401)          (7,523)


Other income, net                                                 57              235              129              227
                                                            --------         --------         --------         --------

         Loss before income tax benefit                         (944)          (2,865)          (2,272)          (7,296)


Income tax benefit                                                --               --           (2,301)              --
                                                            --------         --------         --------         --------

         Net earnings (loss)                                $   (944)        $ (2,865)        $     29         $ (7,296)
                                                            ========         ========         ========         ========

Net earnings (loss) per share

    Basic                                                   $  (0.09)        $  (0.26)        $   0.00         $  (0.66)
                                                            ========         ========         ========         ========
    Diluted                                                 $  (0.09)        $  (0.26)        $   0.00         $  (0.66)
                                                            ========         ========         ========         ========

Weighted average number of common shares outstanding

   Basic                                                      10,748           10,990           10,741           10,990
                                                            ========         ========         ========         ========
   Diluted                                                    10,748           10,990           11,444           10,990
                                                            ========         ========         ========         ========


                 See notes to consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                ---------------------------------------
                                                                                    2002                       2001
                                                                                -------------              ------------
Cash flows from operating activities:
    Net earnings (loss)                                                           $     29                 $ (7,296)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
       Depreciation and amortization of property and equipment                       2,115                    2,054
       Goodwill amortization                                                            --                      375
       Bad debt expense                                                                 47                      200
       Restructuring charge - write-off of leasehold improvements                       --                      305
       Other                                                                           (50)                      --
       Changes in operating assets and liabilities:
          Accounts receivable                                                       (1,886)                    (552)
          Accrued interest receivable and prepaid expenses                             912                    1,094
          Refundable income taxes                                                      420                    5,155
          Accounts payable                                                            (367)                  (2,114)
          Accrued liabilities, deferred bonuses and compensation                      (241)                    (208)
          Deferred revenue                                                             115                      133
                                                                                  --------                 --------

               Net cash provided by (used in) operating activities                   1,094                     (854)

Cash flows from investing activities:
    Purchase of property and equipment                                              (1,729)                  (1,362)
    Change in other long-term assets                                                    --                     (412)
                                                                                  --------                 --------

               Net cash used in investing activities                                (1,729)                  (1,774)

Cash flows from financing activities:
    Repayment of line of credit                                                         --                   (2,200)
    Principal payments on stockholders' notes receivable                                --                        9
    Exercise of stock options                                                           69                       --
                                                                                  --------                 --------

               Net cash provided by (used in) financing activities                      69                   (2,191)
                                                                                  --------                 --------

Net decrease in cash and cash equivalents                                             (566)                  (4,819)

Cash and cash equivalents, beginning of period                                      16,902                   20,825
                                                                                  --------                 --------

Cash and cash equivalents, end of period                                          $ 16,336                 $ 16,006
                                                                                  ========                 ========

Supplemental disclosure of cash flow information:
    Interest payments                                                             $     73                 $    188
    Unrealized gain on investment, net of deferred income taxes                   $     --                 $     18



                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 2002.

         Certain reclassifications were made to the six months ended June 30, 2001, unaudited consolidated financial statements to conform to the six months ended June 30, 2002 presentation.

NOTE 2 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants ("common share equivalents") during the period.

         The computation of diluted net earnings (loss) per share for the six months ended June 30, 2002, includes approximately 703,000 common share equivalents. Options and warrants to purchase approximately 2,135,000 and 3,808,000 shares of common stock with a weighted average exercise price of $20.96 and $18.92 were outstanding at June 30, 2002 and 2001, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss), which is included as a component of stockholders' equity, includes unrealized gains and losses on investments in marketable equity securities. The Company sold its remaining holdings of marketable equity securities during the year ended December 31, 2001. Total comprehensive income (loss) is summarized as follows (in thousands):

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                  JUNE 30,
                                                        ------------------------    -------------------------
                                                            2002         2001         2002            2001
                                                        ----------     --------     --------      ----------
Net earnings (loss)                                      $  (944)      $(2,865)      $    29      $(7,296)

Other comprehensive income (loss), net of tax:

    Unrealized holding gains (losses) on securities
        arising during the period                             --          (164)           --           18
                                                         -------       -------       -------      -------

Other comprehensive income (loss), net of tax                 --          (164)           --           18
                                                         -------       -------       -------      -------

Total comprehensive income (loss)                        $  (944)      $(3,029)      $    29      $(7,278)
                                                         =======       =======       =======      =======

NOTE 4 - SEGMENT FINANCIAL INFORMATION

         The Company is organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's information technology functions. The Company deploys specialized resources to deliver higher quality at lower cost and helps clients avoid or reduce certain capital expenses. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.

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


Financial information for the Company's operations for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30,                      JUNE 30,
                                                                    ------------------------      ------------------------
                                                                        2002         2001            2002          2001
                                                                    ------------- ----------      ------------  ----------
Revenue:
     Consulting:
          Revenue before reimbursements (net revenue)               $ 14,197       $ 14,950       $ 27,676       $ 30,663
          Out-of-pocket reimbursements                                 2,140          2,451          3,809          5,070
                                                                    --------       --------       --------       --------

              Total consulting revenue                                16,337         17,401         31,485         35,733

     Outsourcing:
          Revenue before reimbursements (net revenue)                  7,824          7,165         15,602         13,230
          Out-of-pocket reimbursements                                   139            431            290          1,058
                                                                    --------       --------       --------       --------

              Total outsourcing revenue                                7,963          7,596         15,892         14,288
                                                                    --------       --------       --------       --------

                   Consolidated revenue                             $ 24,300       $ 24,997       $ 47,377       $ 50,021
                                                                    ========       ========       ========       ========

Gross Profit and Statement of Operations Reconciliation:
              Consulting                                            $  5,893       $  5,632       $ 11,095       $ 10,885
              Outsourcing                                              1,502          2,262          3,367          3,489
                                                                    --------       --------       --------       --------

                   Consolidated gross profit                           7,395          7,894         14,462         14,374

Unallocated:
              Selling, general and administrative expenses             8,396         10,825         16,863         21,728
              Restructuring charges, net                                  --            169             --            169
              Other income, net                                          (57)          (235)          (129)          (227)
                                                                    --------       --------       --------       --------

                   Subtotal                                            8,339         10,759         16,734         21,670
                                                                    --------       --------       --------       --------

                   Consolidated loss before income tax benefit      $   (944)      $ (2,865)      $ (2,272)      $ (7,296)
                                                                    ========       ========       ========       ========

         The Company's reportable segments are business units that offer and provide different services through different means. The Company's training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

         During the six months ended June 30, 2002, the Company recorded a $2.3 million tax benefit as the result of a March 2002 change in federal tax law, which allowed the Company to carryback a portion of its 2001 loss for an additional three years. Due to the recording of the one-time benefit for the new tax legislation during the first quarter of 2002, the income tax benefit for the three and six months ended June 30, 2002, does not reflect the federal statutory tax rate. As of June 30, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $45.3 million, the last of which will expire in 2022 if not utilized.

NOTE 6 - LINE OF CREDIT

         The Company has a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed approximately $6.5 million on the line of credit as of June 30, 2002; approximately $2.9 million was outstanding. Borrowings under the line mature in September 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at June 30, 2002, was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The Company was in compliance with all financial covenants as of June 30, 2002. In addition, the Company has letters of credit of approximately $1.5 million issued by a bank, secured by bank deposits.

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

         A summary of the activity of the restructuring-related liabilities included in accounts payable, which consists of an accrual for future lease obligations, is as follows (in thousands):


                  Accrual as of December 31, 2001          $  2,231
                  Cash payments                                (420)
                                                           --------
                  Accrual as of June 30, 2002              $  1,811
                                                           =========

         The obligation is payable as follows: $420,000 during the remainder of 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and
$27,000 during 2006.

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

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. The three and six months ended June 30, 2001, statements of operations included herein have been conformed to the provisions of this new pronouncement.

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board. SFAS 142 addresses how intangible assets that are acquired should be accounted for upon acquisition. SFAS 142 specifies that goodwill is not subject to amortization, but is subject to impairment assessment at least annually. During the three months ended June 30, 2002, the Company completed its transitional goodwill impairment testing, and has concluded that no impairment of goodwill existed as of January 1, 2002. The Company intends to conduct its annual goodwill impairment testing during the fourth quarter of each year.

         As of January 1, 2002, the Company has recorded goodwill of approximately $22.8 million and accumulated amortization of approximately $14.6 million. Effective January 1, 2002, the Company, in accordance with SFAS 142, ceased the amortization of goodwill. The following table shows on a comparative basis (in thousands, except per share data) what net earnings (loss) and net earnings (loss) per share would have been exclusive of amortization expense (including any related tax effects):

                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                               -----------------------------    ----------------------------
                                                  2002              2001           2002             2001
                                               ------------     ------------    ----------        ----------
Reported net earnings (loss)                   $    (944)       $  (2,865)      $      29         $  (7,296)
Add:  goodwill amortization                           --              188              --               375
                                               ---------        ---------       ---------         ---------
Adjusted net earnings (loss)                   $    (944)       $  (2,677)      $      29         $  (6,921)
                                               =========        =========       =========         =========

Basic net earnings (loss) per share:
   Reported net earnings (loss) per share      $   (0.09)       $   (0.26)      $    0.00         $   (0.66)
   Add:  goodwill amortization                        --             0.02              --              0.03
                                               ---------        ---------       ---------         ---------
   Adjusted net earnings (loss) per share      $   (0.09)       $   (0.24)      $    0.00         $   (0.63)
                                               =========        =========       =========         =========

Diluted net earnings (loss) per share:
   Reported net earnings (loss) per share      $   (0.09)       $   (0.26)      $    0.00         $   (0.66)
   Add:  goodwill amortization                        --             0.02              --              0.03
                                               ---------        ---------       ---------         ---------
   Adjusted net earnings (loss) per share      $   (0.09)       $   (0.24)      $    0.00         $   (0.63)
                                               =========        =========       =========         =========

 ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors over which the Company has no control. Such factors include, but are not limited to: significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the Company's offerings, regulatory changes and other factors affecting the financial constraints on the Company's clients, economic factors specific to healthcare, general economic conditions, unforeseen disruptions in transportation, communications or other infrastructure components, acquisitions under consideration and the ability to integrate acquisitions on a timely basis. These risk factors and additional information are included in the Company's reports on file with the Securities and Exchange Commission.

         The Company conducts its business in two segments through its primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a nationally deployed, integrated technology services company that provides Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. The Company offers business process and information technology ("IT") outsourcing, management and IT consulting services and solutions to healthcare organizations, including health plans and technology providers, with special emphasis on hospital systems and integrated delivery networks.

         The Company is organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management. The Company deploys specialized resources to deliver higher quality at lower cost and helps clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation, 24/7/365 network monitoring and help desk, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting, solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides the tools, strategies and solutions necessary to improve patient safety, enhance financial performance, and ensure secure and private Health Insurance Portability and Accountability Act ("HIPAA") compliant transactions.

         In recent years, the Company has expanded its outsourcing, e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors implement Internet and web-based technologies and applications, the Company may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms and other technologies in which the Company has invested; increased competition in the outsourcing business from larger and more well capitalized competitors; the e-commerce and/or systems integration markets moving in directions not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies and increased competition for consultant talent, increasing the Company's cost of providing services.

         The Company derives substantially all of its revenue from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Outsourcing engagements, fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, generally monthly. Revenue on these contracts is generally recognized ratably over the life of the contract or on a percentage of completion basis. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. As of June 30, 2002, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract. The Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract. As the Company has begun to incorporate proprietary software tools and/or applications into its client offerings, it recognizes revenue from license fees and annual support and maintenance fees. The Company generally recognizes license fees upon the shipment of the tools or applications. The support and maintenance fees will generally be recognized ratably over the support or maintenance term. There can be no assurance that the Company will be able to achieve profit margins on existing and new contracts, which are consistent with its historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. On occasion, the Company may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on the Company's consolidated balance sheet.

         The Company seeks to increase revenue through various means, including an increased emphasis on outsourcing engagements, an increase in the value and duration of projects for existing and new clients, as well as continued additions to its recurring revenue base. In addition, the Company seeks to increase revenue by expanding its range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, digital communications, system security and HIPAA expertise. The Company manages its client development efforts through its internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geography, the Company's CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. The Company's success in increasing its revenue will be dependent upon, among other factors, the continuing recovery of the marketplace, timely sales, competitive rates and continued growth and improvement in proposal acceptance rates in outsourcing and consulting. In addition, the Company's revenues have and can be impacted by any unforeseen disruptions in transportation, communications or other infrastructure components. Should the Company be unsuccessful in increasing its revenue, the Company may fail to meet the public market's expectations of its financial performance and operating results, which could have a material adverse effect on its common stock price.

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

         In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act of 1997, changes in the private reimbursement environment and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These forces continued to hamper demand for the Company's services during the first half of 2002. Furthermore, the Balanced Budget Act of 1997 and other forces such as private reimbursement changes may continue to adversely affect the financial stability of the Company's clients and may impact their ability to pay for professional services rendered. The Company records a provision for estimated uncollectible amounts based on prior collection experience.

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected the Company's business. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives, which could adversely affect the Company's clients' revenues and cause them to defer or cancel projects that would create demand for the Company's services. Further, potential increases to the cost of and time consumed by travel could have a material adverse affect on the Company's business.

         In addition, the Company's establishment of new Competency Centers, services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Variations in market offering solution sales, longer outsourcing sales cycles, deployment of resources and failure to secure large engagements can also result in quarterly variability of the Company's cost of services as a percentage of revenue. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees and depreciation. During 2001, selling, general and administrative expenses also included amortization of goodwill. However, on January 1, 2002, the Company adopted the provisions of SFAS 142, which specifies that goodwill is no longer subject to amortization, but is subject to impairment assessment at least annually. During the three months ended June 30, 2002, the Company completed its transitional goodwill impairment testing, and concluded that no impairment of goodwill existed as of January 1, 2002. The Company intends to conduct its annual goodwill impairment testing during the fourth quarter of each year.

         The Company considers its accounting policy relating to the restructuring accrual to be critical. As of June 30, 2002, the accrual amounted to approximately $1.8 million, which represents the present value of future operating lease obligations for facilities no longer used by the Company, but not sublet or sublet at amounts less than the Company's obligation. If the Company is successful in subletting additional space in the future, this accrual may be reduced.

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. The Company will continue to use net revenue (revenue excluding out-of-pocket reimbursements) and net cost of services (cost of services excluding out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and six months ended June 30, 2002, to the three and six months ended June 30, 2001, respectively.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net Revenue.

                  Consulting. Net revenue in this segment decreased by $0.8 million, or 5.0%, to $14.2 million for the three months ended June 30, 2002, as compared to $15.0 million for the three months ended June 30, 2001. The revenue decrease was primarily due to a decline in demand for this segment's services.

                  Outsourcing. Net revenue in this segment increased by $0.7 million, or 9.2%, to $7.8 million for the three months ended June 30, 2002, as compared to $7.1 million for the three months ended June 30, 2001. The revenue increase was primarily the result of the signing of new outsourcing agreements subsequent to June 30, 2001.

         Net Cost of Services.

                  Consulting. Net cost of services in this segment decreased by $1.1 million, or 10.9%, to $8.3 million for the three months ended June 30, 2002, as compared to $9.4 million for the three months ended June 30, 2001. The decrease was due primarily to lower consultant compensation expenses as a result of the reduction in consultant headcount in this segment. Net cost of services as a percentage of net revenue for this segment decreased to 58.5% for the three months ended June 30, 2002, as compared to 62.3% for the three months ended June 30, 2001. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Net cost of services in this segment increased by $1.5 million, or 28.9%, to $6.3 million for the three months ended June 30, 2002, as compared to $4.8 million for the three months ended June 30, 2001. The increase was primarily due to costs related to new engagements. Net cost of services as a percentage of net revenue for this segment increased to 80.8% for the three months ended June 30, 2002, as compared to 68.4% for the three months ended June 30, 2001. The increase is primarily attributable to the initial costs associated with the signing of the new full outsourcing engagements.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2.4 million, or 22.4%, to $8.4 million for the three months ended June 30, 2002, as compared to $10.8 million for the three months ended June 30, 2001. The decrease was primarily attributable to reductions in: personnel and related costs, facility, technology, marketing and communication expenditures, goodwill amortization and charges related to the accounts receivable allowance, litigation and claims, as well as efficiencies achieved in continuing education programs. Selling, general and administrative expenses as a percentage of net revenue decreased to 38.1% for the three months ended June 30, 2002, as compared to 48.9% for the three months ended June 30, 2001. The decrease is primarily attributable to increased operating efficiencies as a result of the Company's disciplined cost controls.

                  Other income and expense. Other income was $57,000 for the three months ended June 30, 2002, as compared to $235,000 for the three months ended June 30, 2001. The decrease was primarily the result of the reduced interest earned on the Company's short-term investments during the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net Revenue.

                  Consulting. Net revenue in this segment decreased by $3.0 million, or 9.7%, to $27.7 million for the six months ended June 30, 2002, as compared to $30.7 million for the six months ended June 30, 2001. The revenue decrease was primarily due to a decline in demand for this segment's services.

                  Outsourcing. Net revenue in this segment increased by $2.4 million, or 17.9%, to $15.6 million for the six months ended June 30, 2002, as compared to $13.2 million for the six months ended June 30, 2001. The revenue increase was primarily the result of the signing of new outsourcing agreements subsequent to June 30, 2001.

         Net Cost of Services.

                  Consulting. Net cost of services in this segment decreased by $3.2 million, or 16.2%, to $16.6 million for the six months ended June 30, 2002, as compared to $19.8 million for the six months ended June 30, 2001. The decrease was due primarily to lower consultant compensation expenses as a result of the reduction in consultant headcount in this segment. Net cost of services as a percentage of net revenue for this segment decreased to 59.9% for the six months ended June 30, 2002, as compared to 64.5% for the six months ended June 30, 2001. The decrease was attributable to lower consultant headcount in this segment.

                  Outsourcing. Net cost of services in this segment increased by $2.5 million, or 25.6%, to $12.2 million for the six months ended June 30, 2002, as compared to $9.7 million for the six months ended June 30, 2001. The increase was primarily due to costs related to new engagements. Net cost of services as a percentage of net revenue for this segment increased to 78.4% for the six months ended June 30, 2002, as compared to 73.6% for the six months ended June 30, 2001. The increase is primarily attributable to the initial costs associated with the signing of the new full outsourcing engagements.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $4.8 million, or 22.4%, to $16.9 million for the six months ended June 30, 2002, as compared to $21.7 million for the six months ended June 30, 2001. The decrease was primarily attributable to reductions in: personnel and related costs, facility, marketing, technology and communication expenditures, goodwill amortization and charges related to litigation and claims, as well as efficiencies achieved in continuing education programs. Selling, general and administrative expenses as a percentage of net revenue decreased to 39.0% for the six months ended June 30, 2002, as compared to 49.5% for the six months ended June 30, 2001. The decrease is primarily attributable to increased operating efficiencies as a result of the Company's disciplined cost controls.

                  Other income and expense. Other income was $129,000 for the six months ended June 30, 2002, as compared to $227,000 for the six months ended June 30, 2001. The decrease was primarily the result of the reduced interest earned on the Company's short-term investments during the six months ended June 30, 2002, as well as the decrease in interest expense during the six months ended June 30, 2002, due to the partial repayment of the line of credit during the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the restructuring plan initiated during 2000, the Company recorded restructuring charges of approximately $3.1 million during the year ended December 31, 2001. These charges primarily related to the accelerated expense associated with certain lease obligations, the write-off of property and equipment and leasehold improvements, and severance costs related to the Company's continued organizational restructuring, partially offset by a reduction to the 2000 accrual for restructuring costs. Refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, for further details on the components of these charges. During the three and six months ended June 30, 2002, the Company had cash outflows of approximately $210,000 and $420,000, respectively, related to the accelerated expense associated with certain lease obligations, which were accrued for as of December 31, 2001. The current accrued liability for additional cash outflows, related to the accelerated expense associated with certain lease obligations, is approximately $1.8 million and will be payable as follows: $420,000 throughout the remainder of 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and $27,000 during 2006.

         The Company's primary capital needs have been, and will be, to fund its outsourcing and solution sales initiatives, as well as its capital expenditures. The Company believes after giving effect to the restructuring plan and assuming revenue consistent with current levels, that its current cash and cash equivalents, cash generated from operations, plus available credit under its bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of the Company's long-term capital needs can be affected by a number of factors. For example, the Company's strategic plan includes a heightened focus on the development of the Company's outsourcing business and the winning of large engagements. Implementation of a new outsourcing engagement can involve the need for capital investment by the Company, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of the Company's outsourcing business strategy includes offering data center consolidation to its clients, which has and will continue to require investment by the Company in data center facilities. The timing, number and scale of potential future outsourcing engagements can impact the Company's need for capital resources. In addition, the Company's future long-term capital needs will be affected by the timing of the Company's market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of the Company's offerings to meet success in the market, and the Company's ability to adjust its operating expenses to an appropriate level commensurate with operating revenues, can also affect the Company's need for capital resources. For all of these reasons and those risk factors identified in the Company's reports on file with the Securities and Exchange Commission, the Company's ability to project long-term revenue levels and capital needs is subject to substantial uncertainty. If the Company's available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, or if an event of default occurs under its credit agreement with its lenders and the Company is required to repay all outstanding indebtedness under the credit agreement, the Company may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. The Company could also, in such event, face the need to delay or reduce the development of services or the pursuit of engagements that would require significant investment to complete. The Company could also face the need to reduce staffing levels and related expenses or potentially to liquidate selected assets. If the Company's management decides that it is in the Company's best interest to raise cash to strengthen the Company's balance sheet, broaden its investor base, increase liquidity of its pool of publicly traded stock or for any other reason, the Company may decide to issue equity or debt, notwithstanding that its currently available funds are sufficient to meet its anticipated needs for working capital and capital expenditures through the next twelve months. The Company may decide to enter into such a transaction to raise cash even if all of its current funding sources remain available to the Company. If the Company issues additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of its common stock and its shareholders may experience dilution. The Company cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The inability of the Company to obtain additional financing when needed could impair the Company's ability to develop products and services for the market; to implement its business strategies; and may otherwise materially and adversely affect the Company's business.

         At June 30, 2002, the Company had cash and cash equivalents of $16.3 million and working capital of $19.5 million, as compared with cash and cash equivalents of $16.9 million and working capital of $19.0 million at December 31, 2001.

         As of June 30, 2002, the Company had a line of credit arrangement at Comerica Bank N. A. allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, the Company could have borrowed approximately $6.5 million on the line of credit as of June 30, 2002; approximately $2.9 million was outstanding. Borrowings under the line mature in September 2002. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at June 30, 2002, was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. The Company was in compliance with all financial covenants as of June 30, 2002. In addition, the Company has letters of credit of approximately $1.5 million issued by a bank, secured by bank deposits.

         Net cash provided by operations was $1.1 million for the six months ended June 30, 2002, as compared to net cash used in operations of $0.9 million for the six months ended June 30, 2001. The increase in net cash provided by operations was primarily due to the reduction in the net operating loss during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, partially offset by the decrease in refundable income taxes received during the six months ended June 30, 2002.

         Net cash of $1.7 million used in investing activities during the six months ended June 30, 2002, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing engagements.

         Net cash of $69,000 provided by financing activities during the six months ended June 30, 2002, was the result of exercises of stock options.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 25, 2002, the Company held its annual meeting of stockholders. Stockholders of the Company voted in favor of the election of Ronald V. Aprahamian, Richard D. Helppie, Jr. and Richard P. Saslow to the Company's Board of Directors. Messrs. Aprahamian, Helppie and Saslow were each elected to serve a three-year term expiring at the Company's 2005 Annual Meeting. In the election of Mr. Aprahamian, 10,802,715 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 47,085 abstentions and 0 broker non-voters. In the election of Mr. Helppie, 10,802,815 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 46,985 abstentions and 0 broker non-voters. In the election of Mr. Saslow, 10,788,815 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 60,985 abstentions and 0 broker non-voters. The remaining directors whose terms continue until 2003 include Douglas S. Peters, Satish K. Tyagi and Charles O. Bracken. The remaining directors whose terms continue until 2004 include Reginald M. Ballantyne III, Kenneth S. George and John L. Silverman.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         NONE

(b)      Form 8-K

         NONE

-----------------------

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Superior Consultant Holdings Corporation


Date: August 14, 2002               /s/ Richard D. Helppie, Jr.
---------------------               -------------------------------------------
                                    Richard D. Helppie, Jr.
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 14, 2002               /s/ Richard R. Sorensen
---------------------               -------------------------------------------
                                    Richard R. Sorensen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)