Form 10-Q
period 2002-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2002-11-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  x       QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
----      ACT OF 1934
               For the quarterly period ended September 30, 2002


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

As of November 13, 2002, 10,764,891 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

   Item 1.       Financial Statements

                 Consolidated Balance Sheets as of September 30, 2002
                 and December 31, 2001 (unaudited)                        3

                 Consolidated Statements of Operations for the three
                 and nine months ended September 30, 2002 and
                 2001 (unaudited)                                         4


                 Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2002 and 2001 (unaudited)     5

                 Notes to Consolidated Financial Statements (unaudited)   6

   Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     10

   Item 3.       Quantitative and Qualitative Disclosure About Market
                 Risk Sensitive Instruments                              18

   Item 4.       Controls and Procedures                                 18


PART II - OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote of Security Holders     18

   Item 6.       Exhibits and Reports on Form 8-K                        18

SIGNATURES                                                               19

CERTIFICATIONS                                                           20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        SEPTEMBER 30,  DECEMBER 31,
                                                                            2002          2001
                                                                        -------------  ------------
                                       ASSETS
Current assets
     Cash and cash equivalents                                          $    16,249    $   16,902
     Accounts receivable, net                                                14,543        14,164
     Accrued interest receivable and prepaid expenses                         3,455         3,644
     Refundable income taxes                                                    313           706
                                                                        -------------  ------------

        Total current assets                                                 34,560        35,416

Property and equipment, net                                                  13,353        14,071
Goodwill, net                                                                 8,223         8,223
Other long-term assets, net                                                     700           897
                                                                        -------------  ------------

        Total Assets                                                    $    56,836    $   58,607
                                                                        =============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to bank                                              $     2,925    $    2,925
     Accounts payable                                                         7,505         8,565
     Accrued liabilities, deferred bonuses and compensation                   3,797         2,752
     Deferred revenue                                                         2,387         2,141
                                                                        -------------  ------------

        Total current liabilities                                            16,614        16,383

Commitments and contingencies (Note 8)                                         --            --

Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value;
     no shares issued or outstanding as of September 30, 2002 and
     December 31, 2001                                                         --            --

     Common stock; authorized, 30,000,000 shares of $.01 par value;
     issued and outstanding, 11,116,991 shares as of September 30, 2002
     and 11,080,042 shares as of December 31, 2001                              111           111

     Additional paid-in capital                                             116,154       116,062

     Stockholders' notes receivable                                          (1,536)       (1,536)

     Treasury stock  at cost, 352,100 shares as of September 30, 2002
     and December 31, 2001                                                   (3,270)       (3,270)

     Accumulated deficit                                                    (71,237)      (69,143)
                                                                        -------------  ------------

        Total stockholders' equity                                           40,222        42,224
                                                                        -------------  ------------

        Total Liabilities and Stockholders' Equity                      $    56,836    $   58,607
                                                                        =============  ============



                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                           ------------------------        ------------------------
                                                             2002            2001            2002            2001
                                                           --------        --------        --------        --------
Revenue
   Revenue before reimbursements (net revenue)             $ 20,826        $ 21,308        $ 64,104        $ 65,201
   Out-of-pocket reimbursements                               2,179           2,282           6,278           8,410
                                                           --------        --------        --------        --------

      Total revenue                                          23,005          23,590          70,382          73,611

Operating costs and expenses
   Cost of services before reimbursements
      (net cost of services)                                 14,992          13,649          43,808          43,168
   Out-of-pocket reimbursements                               2,179           2,282           6,278           8,410
                                                           --------        --------        --------        --------

      Total cost of services                                 17,171          15,931          50,086          51,578

   Selling, general and administrative expenses               8,007           9,615          24,870          31,343
   Restructuring charges, net                                  --               216            --               385
                                                           --------        --------        --------        --------

         Total operating costs and expenses                  25,178          25,762          74,956          83,306
                                                           --------        --------        --------        --------

         Loss from operations                                (2,173)         (2,172)         (4,574)         (9,695)

Other income, net                                                50             129             179             356
                                                           --------        --------        --------        --------

         Loss before income tax benefit                      (2,123)         (2,043)         (4,395)         (9,339)

Income tax benefit                                             --              --            (2,301)           --
                                                           --------        --------        --------        --------

         Net loss                                          $ (2,123)       $ (2,043)       $ (2,094)       $ (9,339)
                                                           ========        ========        ========        ========

Net loss per share

   Basic                                                   $  (0.20)       $  (0.19)       $  (0.19)       $  (0.85)
                                                           ========        ========        ========        ========

   Diluted                                                 $  (0.20)       $  (0.19)       $  (0.19)       $  (0.85)
                                                           ========        ========        ========        ========

Weighted average number of common shares outstanding

   Basic                                                     10,758          10,977          10,747          10,986
                                                           ========        ========        ========        ========

   Diluted                                                   10,758          10,977          10,747          10,986
                                                           ========        ========        ========        ========


                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                  2002                   2001
                                                                               --------               --------

Cash flows from operating activities:
    Net loss                                                                   $ (2,094)              $ (9,339)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization of property and equipment                    3,273                  3,108
       Goodwill amortization                                                       --                      562
       Bad debt expense                                                            --                      346
       Restructuring charge - write-off of leasehold improvements                 --                      305
       Other                                                                        (50)                    37
       Changes in operating assets and liabilities:
          Accounts receivable                                                      (379)                 1,600
          Accrued interest receivable and prepaid expenses                          189                    817
          Refundable income taxes                                                   420                  5,211
          Accounts payable                                                       (1,060)                (2,262)
          Accrued liabilities, deferred bonuses and compensation                  1,045                    680
          Deferred revenue                                                          246                   (923)
                                                                               --------               --------

               Net cash provided by operating activities                          1,590                    142

Cash flows from investing activities:
    Purchase of property and equipment                                           (2,358)                (1,544)
    Change in other long-term assets                                               --                     (610)
                                                                               --------               --------

               Net cash used in investing activities                             (2,358)                (2,154)

Cash flows from financing activities:
    Repayment of line of credit                                                    --                   (2,200)
    Principal payments on stockholders' notes receivable                           --                        9
    Exercise of stock options                                                       115                   --
                                                                               --------               --------

               Net cash provided by (used in) financing activities                  115                 (2,191)
                                                                               --------               --------

Net decrease in cash and cash equivalents                                          (653)                (4,203)

Cash and cash equivalents, beginning of period                                   16,902                 20,825
                                                                               --------               --------

Cash and cash equivalents, end of period                                       $ 16,249               $ 16,622
                                                                               ========               ========

Supplemental disclosure of cash flow information - cash paid for interest      $     96               $    239

Non-Cash Transactions:
    Unrealized loss on investment, net of deferred income taxes                $   --                 $    (55)
    Repurchase of common stock (settlement date October 2001)                      --                    1,000



                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2001 annual report on Form 10-K filed by the Company with the Securities and Exchange Commission on April 1, 2002.

         Certain reclassifications were made to the nine months ended September 30, 2001, unaudited consolidated financial statements to conform to the nine months ended September 30, 2002 presentation.

NOTE 2 - NET EARNINGS (LOSS) PER SHARE

         The Company accounts for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company's basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the period.

         Options and warrants to purchase approximately 3,420,000 and 3,399,000 shares of common stock with a weighted average exercise price of $14.17 and $14.13 were outstanding at September 30, 2002 and 2001, respectively, but were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive loss, which is included as a component of stockholders' equity, includes unrealized losses on investments in marketable equity securities. The Company sold its remaining holdings of marketable equity securities during the year ended December 31, 2001. Total comprehensive loss is summarized as follows (in thousands):

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    -----------------
                                                2002       2001       2002       2001
                                              -------    -------    -------    -------

Net loss                                      $(2,123)   $(2,043)   $(2,094)   $(9,339)

Other comprehensive loss, net of tax:

    Unrealized holding losses on securities
        arising during the period                --          (73)      --          (55)
                                              -------    -------    -------    -------

Other comprehensive loss, net of tax             --          (73)      --          (55)
                                              -------    -------    -------    -------

Total comprehensive loss                      $(2,123)   $(2,116)   $(2,094)   $(9,394)
                                              =======    =======    =======    =======

NOTE 4 - SEGMENT FINANCIAL INFORMATION

         The Company is organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's information technology functions. The Company deploys specialized resources to deliver higher quality information technology functionality at lower cost and helps clients avoid or reduce certain capital expenses. The Company evaluates segment performance and allocates resources based on gross profit. Intrasegment services are provided at cost.

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

         Financial information for the Company's operations for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):


                                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                 --------------------    --------------------
                                                                   2002        2001         2002       2001
                                                                 --------    --------    --------    --------
Revenue:
     Consulting:
          Revenue before reimbursements (net revenue)            $ 13,412    $ 13,341    $ 41,088    $ 44,004
          Out-of-pocket reimbursements                              2,040       1,883       5,849       6,953
                                                                 --------    --------    --------    --------

              Total consulting revenue                             15,452      15,224      46,937      50,957

     Outsourcing:
          Revenue before reimbursements (net revenue)               7,414       7,967      23,016      21,197
          Out-of-pocket reimbursements                                139         399         429       1,457
                                                                 --------    --------    --------    --------

              Total outsourcing revenue                             7,553       8,366      23,445      22,654
                                                                 --------    --------    --------    --------

                   Consolidated revenue                          $ 23,005    $ 23,590    $ 70,382    $ 73,611
                                                                 ========    ========    ========    ========

Gross Profit and Statement of Operations Reconciliation:
              Consulting                                         $  4,990    $  5,406    $ 16,085    $ 16,291
              Outsourcing                                             844       2,253       4,211       5,742
                                                                 --------    --------    --------    --------

                   Consolidated gross profit                        5,834       7,659      20,296      22,033

Unallocated:
              Selling, general and administrative expenses          8,007       9,615      24,870      31,343
              Restructuring charges, net                             --           216        --           385
              Other income, net                                       (50)       (129)       (179)       (356)
                                                                 --------    --------    --------    --------

                   Subtotal                                         7,957       9,702      24,691      31,372
                                                                 --------    --------    --------    --------

                   Consolidated loss before income tax benefit   $ (2,123)   $ (2,043)   $ (4,395)   $ (9,339)
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

NOTE 5 - INCOME TAXES

         During the nine months ended September 30, 2002, the Company recorded a $2.3 million tax benefit as the result of a March 2002 change in federal tax law, which allowed the Company to carryback a portion of its 2001 loss for an additional three years. Due to the recording of the one-time benefit for the new tax legislation during the first quarter of 2002, the income tax benefit for the three and nine months ended September 30, 2002, does not reflect the federal statutory tax rate. As of September 30, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $47.4 million, the last of which will expire in 2022 if not utilized.

NOTE 6 - LINE OF CREDIT

         Subsequent to September 30, 2002, the Company has negotiated and reached an agreement in principle for a new line of credit allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions and accounts receivable at September 30, 2002, the Company would have been able to borrow $7.4 million under this proposed facility. The line of credit will bear interest at the prime rate minus 0.25% and will be collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. The prior line of credit matured on September 30, 2002. Borrowings on that line, which amounted to approximately $2.9 million and bore interest at the greater of the prime rate or 1% plus the Federal funds effective rate, were repaid in October 2002. In addition, the Company has letters of credit of approximately $1.5 million issued by a bank, secured by bank deposits.

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

         A summary of the activity of the restructuring-related liabilities included in accounts payable, which consists of an accrual for future lease obligations, is as follows (in thousands):

                  Accrual as of December 31, 2001          $ 2,231
                  Cash payments                               (630)
                                                           -------

                  Accrual as of September 30, 2002         $ 1,601
                                                           =======


         The obligation is payable as follows: $210,000 during the remainder of 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and
$27,000 during 2006.

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

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-Pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. The three and nine months ended September 30, 2001, statements of operations included herein have been conformed to the provisions of this new pronouncement.

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

         As of January 1, 2002, the Company has recorded goodwill of approximately $22.8 million and accumulated amortization of approximately $14.6 million. Effective January 1, 2002, the Company, in accordance with SFAS 142, ceased the amortization of goodwill. The following table shows on a comparative basis (in thousands, except per share data) what net loss and net loss per share would have been exclusive of amortization expense (including any related tax effects):


                                                  THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------       -------------------------------
                                                      2002                 2001            2002                  2001
                                                   ----------            ---------       ---------             ---------
Reported net loss                                  $   (2,123)           $ (2,043)       $ (2,094)             $  (9,339)
Add:  goodwill amortization                              --                   187            --                      562
                                                   ----------            ---------       ---------             ---------
Adjusted net loss                                  $   (2,123)           $ (1,856)       $ (2,094)             $  (8,777)
                                                   ==========            ========        ========              =========

Basic net loss per share:
   Reported net loss per share                     $    (0.20)           $  (0.19)       $  (0.19)             $   (0.85)
   Add:  goodwill amortization                            --                 0.02            --                     0.05
                                                   ----------            ---------       ---------             ---------
   Adjusted net loss per share                     $    (0.20)           $  (0.17)       $  (0.19)             $   (0.80)
                                                   ==========            ========        ========              =========

Diluted net loss per share:
   Reported net loss per share                     $    (0.20)           $  (0.19)       $  (0.19)             $   (0.85)
   Add:  goodwill amortization                            --                 0.02            --                     0.05
                                                   ----------            ---------       ---------             ---------
   Adjusted net loss per share                     $    (0.20)           $  (0.17)       $  (0.19)             $   (0.80)
                                                   ==========            ========        ========              =========


         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit or disposal plan under EITF 94-3. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. This standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company anticipates the adoption of SFAS 146 will not have a material effect on its consolidated financial statements.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including, but not limited to: "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors and events which the Company is unable to accurately predict or over which the Company has no control. Such factors include, but are not limited to: the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the Company's offerings, demands upon and consumption of the Company's cash and cash equivalent resources or changes in the Company's access to working capital, regulatory changes and other factors affecting the financial constraints on the Company's clients, economic factors specific to healthcare, general economic conditions, unforeseen disruptions in transportation, communications or other infrastructure components, acquisitions under consideration and the ability to integrate acquisitions on a timely basis. Additional information regarding these risk factors and others, and additional information concerning the Company are included in the Company's reports on file with the Securities and Exchange Commission.

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

         The Company is organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's IT functions. The Company deploys specialized resources to deliver higher quality IT functionality at lower cost and helps clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation, 24/7/365 network monitoring and help desk, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides the tools, strategies and solutions necessary to improve patient safety, enhance financial performance, and ensure secure and private Health Insurance Portability and Accountability Act ("HIPAA") compliant transactions.

         In recent years, the Company has expanded its outsourcing, e-commerce, solution sales and systems integration capabilities. As healthcare and other sectors implement Internet and web-based technologies and applications, the Company may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms and other technologies in which the Company has invested; increased competition in the outsourcing business from larger and more well capitalized competitors who may also enjoy better name recognition and other competitive advantages; the e-commerce and/or systems integration markets moving in directions not foreseen by the Company and adverse to the positioning and investments undertaken by the Company; failure of the Company to develop and offer new services and solutions demanded by the market; failure of the Company's services and solutions to generate sufficient demand in the market; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing the Company's cost of providing services.

         The Company derives substantially all of its revenue from fees for professional services. The Company establishes standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Outsourcing contracts, fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, typically monthly. Revenue on these contracts is generally recognized ratably over the life of the contract or on a percentage of completion basis. As of September 30, 2002, the Company has six significant contracts to provide healthcare IT outsourcing services. In addition, the Company provides help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract. The Company also derives revenues from fees generated from its Digital Business Transformation(TM) partnerships. This revenue is generally recognized ratably over the life of the contract. As the Company has begun to incorporate proprietary software tools and/or applications into its client offerings, it recognizes revenue from license fees and annual support and maintenance fees. The Company generally recognizes license fees upon the shipment of the tools or applications. The support and maintenance fees will generally be recognized ratably over the support or maintenance term.

         There can be no assurance that the Company will be able to achieve profit margins on existing and new contracts, which are consistent with its historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. On occasion, the Company may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on the Company's consolidated balance sheet. Increased use of fixed-fee contracts subjects the Company to increased risks, including cost overruns. Moreover, the Company incurs significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts requires significant initial investment by the Company in the hiring of personnel and the acquisition of equipment to perform the contract. Such expenses must be recovered over the life of the agreement. Some of the Company's agreements call for penalties, or allow for early termination in the event it fails to meet certain service levels. If the Company fails to meet required performance standards in its outsourcing, or other engagements, it could incur contractual penalties, or the agreements could terminate before the Company is able to recover the investments it made in the pursuit and initiation of the engagement. In either event, the Company could suffer adverse financial consequences, as well as damage to its reputation in the industry, which could adversely and materially affect its business, financial condition, results of operations and the price of its common stock.

         The Company seeks to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to its recurring revenue base. In addition, the Company seeks to increase revenue by expanding its range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, digital communications, system security and HIPAA expertise. The Company manages its client development efforts through its internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geography, the Company's CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. The Company's success in increasing its revenue will be dependent upon, among other factors, the recovery of the marketplace, timely sales, the type, range and quality of its services and solutions, competitive rates, growth and improvement in proposal acceptance rates in outsourcing and consulting, and successful competition in the marketplace. Many of the entities with whom the Company competes have greater financial resources, larger customer bases and greater technical and sales and marketing resources, which may impact its ability to compete against them successfully. In addition, the Company's revenues have and can be impacted by unforeseen disruptions in transportation, communications or other infrastructure components. The Company has experienced weaker than anticipated revenue in recent quarters, particularly in the consulting segment. This trend could continue if fiscal conservatism in healthcare organizations leads to continued unpredictability in the market for consulting services. Should the Company be unsuccessful in increasing or sustaining its revenue, for these or for other reasons, the Company may fail to meet the public market's expectations of its financial performance and operating results, which could have a material adverse effect on its common stock price.

         The Company's most significant expense is cost of services, which consists primarily of consultant compensation expense and operating costs associated with its full outsourcing contracts.

         Historically, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in the Company's cost of services as a percentage of revenue. The Company has sought to address the consultant compensation issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, the Company has sought to address compensation expense pressures through increased use of stock options as an overall part of its compensation package. These efforts have been hampered in the past by the impact of the Company's stock price and could be affected in the future depending upon market conditions. The market in which the Company competes for its talented and highly skilled consultant work force is highly competitive. Many of the entities with whom the Company competes for employees have greater financial and other resources than the Company, and may be able to offer more attractive compensation packages to candidates than the Company can, including salary, benefits, stock and stock options. The Company's ability to successfully operate its business and compete in its markets is dependent upon its ability to recruit and retain skilled and motivated sales, management, administrative and technical personnel. If the Company is unable to recruit and retain consultants to perform new and existing client engagements, its reputation in the industry and its ability to generate revenue will both suffer, which could have a material adverse effect on its business, financial condition and on the price of its common stock. Moreover, the Company's consultants are often key to its client relationships. Loss of key consultants could impair client relationships and adversely affect the Company's ability to gain recurring engagements, which could adversely affect its financial condition.

         The Company's operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as the processing center becomes fully operational, the Company expects to incur incremental normative costs, which will be offset with savings over time as additional clients are migrated to the processing center and the Company is able to leverage its investment. These costs consist primarily of, but are not limited to: depreciation, telecommunication and facility related expenditures, as well as equipment lease costs. The Company expects to recover its investment in its processing and network management centers through the performance of multiple outsourcing contracts and network management (NetLinc) contracts utilizing processing center resources. If the Company is unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to the Company, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, the Company's ability to recover its processing center investments would be impaired, which could have a material adverse effect on the Company's financial condition. In addition, the Company will be performing data processing and other client information systems functions through its processing centers, which are critical to the clients' operations. Any failure of the Company to successfully perform its processing center functions could adversely affect its clients' operations, which could result in contractual performance penalties to the Company, early termination of one or more contracts, potential legal liabilities and damage to the Company's reputation in the industry, any or all of which could have a material adverse effect on the Company's financial condition, results of operations and the price of its common stock.

         The Company's cost of services as a percentage of revenue is primarily impacted by how efficiently the Company utilizes its consultant resources and delivers its consulting and outsourcing services and solutions. The Company attempts to optimize efficient deployment of its consultants through initial engagement planning and by continuously monitoring project requirements, timetables, and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays, and incremental costs associated with the full outsourcing contracts have and can continue to cause the Company to experience lower gross margins.

         In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the Balanced Budget Act of 1997, changes in the private reimbursement environment and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These forces have continued to hamper demand for the Company's services in 2002. Furthermore, the Balanced Budget Act of 1997 and other forces such as private reimbursement changes may continue to adversely affect the financial stability and viability of the Company's clients and may impact their ability to contract for and pay for professional services such as those offered by the Company. The Company records a provision for estimated uncollectible amounts based on prior collection experience.

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected the Company's business. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives, which could adversely affect the Company's clients' revenues and cause them to defer or cancel projects that would create demand for the Company's services. In addition, the Company's consultants often perform services at the client's site, away from their own city or state of residence. The Company is therefore highly dependent upon effective air travel for the performance of a majority of its client engagements. If, as a result of the September 11, 2001, terrorist attacks or otherwise, air travel becomes increasingly costly, time consuming, limited or unreliable, or should the Company's employees become reluctant to travel, it could harm the Company's ability to timely and cost effectively perform its client engagements, which could have a material adverse effect on its financial condition and results of operations.

         In addition, the Company's establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Variations in market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of the Company's cost of services as a percentage of revenue. The Company's consultants are generally employed on a full-time basis and therefore the Company will, in the short run, incur substantially all of its employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, the Company has and may from time to time discontinue lines of business that have not been successful in the market. Exiting a line of business can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from the Company. In addition, as the Company has responded to the diminishing demand for certain of its consulting services by contracting operations and reducing costs, the Company has and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that office space is closed by the Company, there can be no assurance that the Company will be able to sublease that space, or that sublease rents will offset the Company's obligations under its prime lease(s). In addition, there can be no assurance that existing sublessees under the Company's leases will not default in their rent or other obligations. Default by the Company's sublessees, or an inability of the Company to sublease excess office space could have a material adverse effect on the Company's financial condition.

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

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. The Company will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and nine months ended September 30, 2002, to the three and nine months ended September 30, 2001, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company's consolidated financial statements and the accompanying notes to consolidated financial statements. The Company's estimates are based on prior experience, current business and market conditions, as well as various other assumptions it believes are necessary to form a basis for making judgments related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant judgments, assumptions and estimates made by management affect, but are not limited to: the accounting for revenue recognition, goodwill and intangible asset impairment and restructuring charges. Actual results could differ from these estimates. The following critical accounting policies reflect the Company's more significant judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, for information regarding the Company's significant accounting policies.

         Revenue Recognition. The Company recognizes revenue on time and materials engagements as the services are provided. For outsourcing contracts, fixed-fee projects and pre-packaged solution sales, the Company generally recognizes revenue ratably over the life of the contract or on a percentage of completion basis. The Company recognizes revenue from its Digital Business Transformation(TM) partnerships, managed trust (digital security) services and support and maintenance agreements ratably over the life of the contract. Revenue from license fees is generally recognized upon the shipment of tools or applications. Deferred revenue represents collections made in advance of services being performed.

         Goodwill and Intangible Asset Impairment. The Company is subject to goodwill impairment assessment at least annually in accordance with the provisions of SFAS 142. During the three months ended June 30, 2002, the Company completed its transitional goodwill impairment testing, and concluded that no impairment of goodwill existed as of January 1, 2002. The Company intends to conduct its annual goodwill impairment testing during the fourth quarter of each year, which may result in an impairment charge.

         Restructuring Charges. The Company accrues for restructuring charges when it is specifically able to identify actions that need to be taken in response to a change in its strategic plan, product demand, increased costs or other business factors. The Company routinely evaluates the prior restructuring accruals and makes any necessary adjustments to reflect any changes in the costs of the restructuring activities. Estimates are based on anticipated costs to exit such activities and are subject to change.

         As of September 30, 2002, the restructuring-related accrual amounted to approximately $1.6 million, which represents the present value of future operating lease obligations for facilities no longer used by the Company, but not sublet or sublet at amounts less than the Company's obligation. If the Company is successful in subletting additional space in the future, this accrual may be reduced.

         The Company's key accounting estimates and policies are reviewed with its auditors and the Audit Committee of its Board of Directors.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Net Revenue.

                  Consulting. Net revenue in this segment increased by $0.1 million or 0.5%, to $13.4 million for the three months ended September 30, 2002, as compared to $13.3 million for the three months ended September 30, 2001.

                  Outsourcing. Net revenue in this segment decreased by $0.6 million, or 6.9%, to $7.4 million for the three months ended September 30, 2002, as compared to $8.0 million for the three months ended September 30, 2001. The revenue decrease was primarily due to certain non-multi-year contracts ending subsequent to September 30, 2001 and not being replaced.

         Net Cost of Services.

                  Consulting. Net cost of services in this segment increased by $0.5 million, or 6.1%, to $8.4 million for the three months ended September 30, 2002, as compared to $7.9 million for the three months ended September 30, 2001. The increase was due primarily to an increase in non-reimbursable project expenses related to newly signed engagements. Net cost of services as a percentage of net revenue for this segment increased to 62.8% for the three months ended September 30, 2002, as compared to 59.5% for the three months ended September 30, 2001. The increase was primarily due to an increase in non-reimbursable project expenses associated with newly signed engagements.

                  Outsourcing. Net cost of services in this segment increased by $0.9 million, or 15.0%, to $6.6 million for the three months ended September 30, 2002, as compared to $5.7 million for the three months ended September 30, 2001. The increase was primarily due to costs related to new contracts. Net cost of services as a percentage of net revenue for this segment increased to 88.6% for the three months ended September 30, 2002, as compared to 71.7% for the three months ended September 30, 2001. The increase was primarily attributable to the initial costs associated with the signing of the new full outsourcing contracts.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.6 million, or 16.7%, to $8.0 million for the three months ended September 30, 2002, as compared to $9.6 million for the three months ended September 30, 2001. The decrease was primarily attributable to reductions in: personnel and related costs, facility, technology and communication expenditures, goodwill amortization and charges related to the accounts receivable allowance, as well as efficiencies achieved in continuing education programs. Selling, general and administrative expenses as a percentage of net revenue decreased to 38.4% for the three months ended September 30, 2002, as compared to 45.1% for the three months ended September 30, 2001. The decrease was primarily attributable to increased operating efficiencies as a result of the Company's disciplined cost controls.

                  Other income and expense. Other income was $50,000 for the three months ended September 30, 2002, as compared to $129,000 for the three months ended September 30, 2001. The decrease was primarily the result of the reduced interest earned on the Company's short-term investments during the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Net Revenue.

                  Consulting. Net revenue in this segment decreased by $2.9 million, or 6.6%, to $41.1 million for the nine months ended September 30, 2002, as compared to $44.0 million for the nine months ended September 30, 2001. The revenue decrease was primarily due to a decline in demand for this segment's services.

                  Outsourcing. Net revenue in this segment increased by $1.8 million, or 8.6%, to $23.0 million for the nine months ended September 30, 2002, as compared to $21.2 million for the nine months ended September 30, 2001. The revenue increase was primarily the result of the signing of new outsourcing agreements subsequent to September 30, 2001.

         Net Cost of Services.

                  Consulting. Net cost of services in this segment decreased by $2.7 million, or 9.8%, to $25.0 million for the nine months ended September 30, 2002, as compared to $27.7 million for the nine months ended September 30, 2001. The decrease was due primarily to reductions in personnel and related costs in this segment, partially offset by an increase in non-reimbursable project expenses related to newly signed engagements. Net cost of services as a percentage of net revenue for this segment decreased to 60.9% for the nine months ended September 30, 2002, as compared to 63.0% for the nine months ended September 30, 2001. The decrease was primarily attributable to lower consultant headcount in this segment.

                  Outsourcing. Net cost of services in this segment increased by $3.3 million, or 21.7%, to $18.8 million for the nine months ended September 30, 2002, as compared to $15.5 million for the nine months ended September 30, 2001. The increase was primarily due to costs related to new contracts. Net cost of services as a percentage of net revenue for this segment increased to 81.7% for the nine months ended September 30, 2002, as compared to 72.9% for the nine months ended September 30, 2001. The increase was primarily attributable to the initial costs associated with the signing of the new full outsourcing contracts.

                  Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $6.5 million, or 20.7%, to $24.9 million for the nine months ended September 30, 2002, as compared to $31.3 million for the nine months ended September 30, 2001. The decrease was primarily attributable to reductions in: personnel and related costs, facility, technology, communication and marketing expenditures, goodwill amortization and charges related to the accounts receivable allowance, litigation and claims, as well as efficiencies achieved in continuing education programs. Selling, general and administrative expenses as a percentage of net revenue decreased to 38.8% for the nine months ended September 30, 2002, as compared to 48.1% for the nine months ended September 30, 2001. The decrease was primarily attributable to increased operating efficiencies as a result of the Company's disciplined cost controls.

                  Other income and expense. Other income was $179,000 for the nine months ended September 30, 2002, as compared to $356,000 for the nine months ended September 30, 2001. The decrease was primarily the result of the reduced interest earned on the Company's short-term investments during the nine months ended September 30, 2002, as well as the decrease in interest expense during the nine months ended September 30, 2002, due to the partial repayment of the line of credit during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with the restructuring plan initiated during 2000, the Company recorded restructuring charges of approximately $3.1 million during the year ended December 31, 2001. These charges primarily related to the accelerated expense associated with certain lease obligations, the write-off of property and equipment and leasehold improvements, and severance costs related to the Company's continued organizational restructuring, partially offset by a reduction to the 2000 accrual for restructuring costs. Refer to the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, for further details on the components of these charges. During the three and nine months ended September 30, 2002, the Company had cash outflows of approximately $210,000 and $630,000, respectively, related to the accelerated expense associated with certain lease obligations, which were accrued for as of December 31, 2001. The current accrued liability for additional cash outflows, related to the accelerated expense associated with certain lease obligations, is approximately $1.6 million and will be payable as follows: $210,000 throughout the remainder of 2002, $865,000 during 2003, $294,000 during 2004, $205,000 during 2005 and $27,000 during 2006.

         The Company's primary capital needs have been, and will be, to fund its outsourcing and solution sales initiatives, as well as its capital expenditures. The Company believes after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that its current cash and cash equivalents, cash generated from operations, plus available credit under its expected bank credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of the Company's long-term capital needs can be affected by a number of factors. For example, the Company's strategic plan includes a heightened focus on the development of the Company's outsourcing business and the winning of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by the Company, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of the Company's outsourcing business strategy includes offering data center consolidation to its clients, which has and will continue to require investment by the Company in data or processing center facilities. The timing, number and scale of potential future outsourcing contracts can impact the Company's need for capital resources. In addition, the Company's future long-term capital needs will be affected by the timing of the Company's market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of the Company's offerings to meet success in the market, and the Company's inability to adjust its operating expenses to an appropriate level commensurate with operating revenues, can also affect the Company's need for capital resources. For all of these reasons and those risk factors identified in the Company's reports on file with the Securities and Exchange Commission, the Company's ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

         If the Company's available funds and cash generated from operations are insufficient to satisfy its long-term liquidity requirements, and if the Company does not obtain the expected credit agreement, or if an event of default occurs under its anticipated credit agreement with its lenders and the Company is required to repay all outstanding indebtedness under the credit agreement, the Company may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. The Company could also, in such event, face the need to delay or reduce the development of services or the pursuit of contracts that would require significant investment to complete. The Company could also face the need to reduce staffing levels and related expenses or potentially to liquidate or mortgage selected assets.

         If the Company's management decides that it is in the Company's best interest to raise cash to strengthen the Company's balance sheet, broaden its investor base, increase liquidity of its pool of publicly traded stock or for any other reason, the Company may decide to issue equity or debt, notwithstanding that its currently available funds are sufficient to meet its anticipated needs for working capital and capital expenditures through the next twelve months. The Company may decide to enter into such a transaction to raise cash even if all of its current funding sources remain available to the Company. If the Company issues additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of its common stock and its shareholders may experience dilution. The Company cannot be certain that additional financing will be available to the Company on favorable terms when required, or at all. The inability of the Company to obtain additional financing when needed could impair the Company's ability to develop products and services for the market; to implement its business strategies; and may otherwise materially and adversely affect the Company's financial condition.

         At September 30, 2002, the Company had cash and cash equivalents of $16.2 million and working capital of $17.9 million, as compared with cash and cash equivalents of $16.9 million and working capital of $19.0 million at December 31, 2001.

         Subsequent to September 30, 2002, the Company has negotiated and reached an agreement in principle for a new line of credit allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions and accounts receivable at September 30, 2002, the Company would have been able to borrow $7.4 million under this proposed facility. The line of credit will bear interest at the prime rate minus 0.25% and will be collateralized by accounts receivable and any deposits held by the bank. The prior line of credit matured on September 30, 2002. Borrowings on that line, which amounted to approximately $2.9 million and bore interest at the greater of the prime rate or 1% plus the Federal funds effective rate, were repaid in October 2002. In addition, the Company has letters of credit of approximately $1.5 million issued by a bank, secured by bank deposits.

         Net cash provided by operations was $1.6 million for the nine months ended September 30, 2002, as compared to net cash provided by operations of $142,000 for the nine months ended September 30, 2001. The increase in net cash provided by operations was primarily due to the reduction in the net loss during 2002, as compared to 2001, partially offset by a decrease in income taxes refunds received during 2002 compared to 2001.

         Net cash of $2.4 million used in investing activities during the nine months ended September 30, 2002, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing contracts.

         Net cash of $115,000 provided by financing activities during the nine months ended September 30, 2002, was the result of exercises of stock options.

         The Company does not believe that inflation has had a material effect on the results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK SENSITIVE INSTRUMENTS

         The Company will be exposed to interest rate market risk in connection with its proposed credit facility with its bank. The interest rate on this facility is tied to the bank's prime rate, and changes in the variable rate will have an impact on the Company's interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the date hereof to alert them to material information relating to the Company required to be included in the Company's periodic Securities and Exchange Commission filings.

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 25, 2002, the Company held its annual meeting of stockholders, at which the stockholders of the Company voted in favor of the election of Ronald V. Aprahamian, Richard D. Helppie, Jr. and Richard P. Saslow to the Company's Board of Directors. Messrs. Aprahamian, Helppie and Saslow were each elected to serve a three-year term expiring at the Company's 2005 Annual Meeting. In the election of Mr. Aprahamian, 10,802,715 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 47,085 abstentions and 0 broker non-voters. In the election of Mr. Helppie, 10,802,815 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 46,985 abstentions and 0 broker non-voters. In the election of Mr. Saslow, 10,788,815 votes were cast in favor and 0 votes were cast against or withheld. In addition, there were 60,985 abstentions and 0 broker non-voters. The remaining directors whose terms continue until 2003 include Douglas S. Peters, Satish K. Tyagi and Charles O. Bracken. The remaining directors whose terms continue until 2004 include Reginald M. Ballantyne III, Kenneth S. George and John L. Silverman.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Restated Promissory Note, dated as of July 25, 2002, issued by George S. Huntzinger to Superior Consultant Holdings Corporation.

         10.2 Restated Promissory Note, dated as of July 25, 2002, issued by Ronald V. Aprahamian to Superior Consultant Holdings Corporation.

         10.3 Amendment to Pledge Agreement, dated as of July 25, 2002, between Superior Consultant Holdings Corporation and George S. Huntzinger.

         10.4 Amendment to Pledge Agreement, dated as of July 25, 2002, between Superior Consultant Holdings Corporation and Ronald V. Aprahamian.

(b)      Form 8-K

         On August 14, 2002, the Company filed a Current Report on Form 8-K under Item 7, "Financial Statements and Exhibits" and Item 9, "Regulation FD Disclosure," attaching certification correspondence addressed to the Securities and Exchange Commission.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Superior Consultant Holdings Corporation


Date: November 14, 2002            /s/ Richard D. Helppie, Jr.
                                   -------------------------------------------
                                   Richard D. Helppie, Jr.
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date: November 14, 2002            /s/ Richard R. Sorensen
                                   -------------------------------------------
                                   Richard R. Sorensen
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

CERTIFICATIONS

             CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
              SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard D. Helppie, Jr., Chief Executive Officer of Superior Consultant Holdings Corporation, certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Superior Consultant Holdings Corporation;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                           /s/ Richard D. Helppie, Jr.
                                                   -----------------------------
                                                   Richard D. Helppie, Jr.
                                                   Chief Executive Officer

             CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
              SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard R. Sorensen, Chief Financial Officer of Superior Consultant Holdings Corporation, certify that:

     1) I have reviewed this quarterly report on Form 10-Q of Superior Consultant Holdings Corporation;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002                        /s/ Richard R. Sorensen
                                                ----------------------------
                                                Richard R. Sorensen
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 10.1 Restated Promissory Note, dated as of July 25, 2002, issued by George S. Huntzinger to Superior Consultant Holdings Corporation.

 10.2 Restated Promissory Note, dated as of July 25, 2002, issued by Ronald V. Aprahamian to Superior Consultant Holdings Corporation.

 10.3 Amendment to Pledge Agreement, dated as of July 25, 2002, between Superior Consultant Holdings Corporation and George S. Huntzinger.

 10.4 Amendment to Pledge Agreement, dated as of July 25, 2002, between Superior Consultant Holdings Corporation and Ronald V. Aprahamian.