Form 10-K
period 2002-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2003-03-31
CIK 1020999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-21485

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           38-3306717
     (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

17570 WEST TWELVE MILE ROAD, SOUTHFIELD, MICHIGAN                    48076
   (Address of Principal Executive Offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (248) 226-8300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                SECURITIES PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the NASDAQ National Market on March 28, 2003 was $9,905,286. At March 28, 2003, 10,764,891 shares of the registrant's Common Stock were outstanding, excluding treasury shares.

                                     PART I

ITEM 1. BUSINESS

SUMMARY

     Superior Consultant Holdings Corporation (the "Company") is a nationally deployed, integrated technology services company that provides Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. We conduct our business through our primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). The term "Company" as used herein refers collectively to the Company together with its principal operating subsidiary, Superior. Superior offers business process and information technology ("IT") outsourcing, management and consulting services and solutions to healthcare organizations including health plans and technology providers with special emphasis on hospital systems and integrated delivery networks. Superior has deep expertise in clinical, financial and administrative systems consulting, including planning, selection and implementation. With extensive industry application knowledge and experience, and specialists in business process improvement, Superior brings critical industry context and expertise to bear in its engagements. Superior's best practices outsourcing model includes a full range of flexible business process and IT solutions, including 24/7/365 network monitoring and help desk services through our network control center, facility management, interim management, and application outsourcing services. By participating in Superior's world-class processing center, clients gain the benefits of purchasing power, application integration and shared initiatives in addition to consistent service levels and a single source of accountability.

     Superior's solutions are designed to enable clients to reap the benefits of their investments in information technology by improving financial performance, increasing productivity, and improving clinical and operational performance.

     In order to address the increased industry-wide focus on patient safety, clinical excellence, compliance with security regulations and financial performance, Superior's services and solutions are designed to give the healthcare industry the tools and strategies they need to serve their customers effectively, improve the quality and safety of clinical care, secure and authenticate online healthcare transactions, reduce cost and ensure compliance with evolving government and industry requirements, including the Health Insurance Portability and Accountability Act ("HIPAA").

     From education, visioning and planning to implementation and outsourcing, Superior provides the following services and solutions that are designed to help client organizations perform better:

     Outsourcing

        -  Business Process Outsourcing

        -  Full-service IT Outsourcing

        -  Processing Center

        - Network Control Center with Remote Network Monitoring, Management and Help Desk Services 24/7/365

        -  Outsourcing Consortium

        -  Facilities Management

        -  Application Management

        -  Interim Management

     Consulting

        -  Strategy Formulation

        -  Financial Systems

        -  Application Delivery

        -  Systems Integration

     Because of our deep knowledge of the healthcare industry and our clients' needs and our range of healthcare operations and workflow, IT and clinical systems, we are able to work with clients to enable them to leverage their existing legacy information system investments and accelerate their return on those investments by connecting them to web-based or other technologies. We believe that our long-term relationships, in-depth knowledge of the healthcare industry and our clients' needs coupled with our range of service offerings endow us with significant advantages over our competitors in marketing additional services and winning new engagements. We believe we are well positioned to help healthcare providers bridge traditional services to a digital environment and capitalize on inherent market, care delivery and business efficiency benefits. Our goal is to be the preferred, if not sole, provider of a broad range of outsourcing and consulting solutions for each of our clients.

INDUSTRY BACKGROUND

GENERAL

     Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, pursue their strategic initiatives and comply with increasing government regulations, while also improving their bottom line. The United States healthcare industry continues to undergo rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation. In 2001, healthcare spending rose 8.7% to $1.4 trillion and accounted for 14.1% of the nominal gross domestic product ("GDP"), its largest share of GDP on record. Healthcare expenditures are expected to outpace GDP growth by 2.5% per year from 2001 to 2011, reaching $2.8 trillion in 2011, which is double 2001 levels, according to a CMS Office of the Actuary report published in Health Affairs. There is a greater emphasis placed on issues of patient safety and the prevention of medical errors, competition in clinical care quality and IT innovation, as well as heightened awareness of the urgency to implement digital security measures and compliance strategies. We believe that these factors, combined with changes in federal, state and commercial/private payer reimbursement, slowed growth of Medicare payments, the aging of the U.S. population and the growing acceptance of the Internet and web-based technologies, and spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry.

HEALTHCARE INFORMATION TECHNOLOGY

     The healthcare IT environment is increasingly complex and costly as a result of the challenges inherent in deploying new technologies, maintaining or integrating older systems and deploying an IT function capable of meeting new objectives designed to improve clinical quality and patient safety, achieve regulatory compliance and ensure secure digital transactions while at the same time improving business operations and the revenue cycle as well as reducing supply costs. With all of these pressures, healthcare organizations must become more efficient and effective. As a result, we believe that the healthcare industry will increase the percentage of its budget devoted to IT solutions. Integrating web-based or Internet technology, computerized practitioner order entry ("CPOE"), computer-based patient record systems and other technologies into the healthcare delivery process can enable organizations to improve their bottom line. These technologies help healthcare organizations reduce costs through clinical and supply chain efficiencies, enhance communications with physicians, patients, payers and other constituencies, improve care delivery and patient safety and streamline activities such as claims processing, eligibility verification and billing.

     With the increased move to digital communications by virtually all segments of the industry -- providers, payers, consumers, health plans, employers and employees -- all participants have the opportunity to effectively address the cost-containment pressures of federal, state, commercial/private payers and to meet strict privacy and standards mandates and regulations. Superior's extensive experience with all major healthcare software vendors along with a multitude of other applications, enables our company to implement and integrate "best practices" IT solutions to improve our clients' performance and leverage their existing IT investments.

     We believe that healthcare participants will continue to turn to outside consultants, external management of internal information systems, application support and full outsourcing arrangements as a means of coping with the financial and technical demands of information systems management and integration of web-based solutions. Superior responds to these demands by providing information technology and management consulting services and solutions along with flexible business process and information technology outsourcing solutions. Clients can choose any combination of support, including full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk through our network control center, as well as facility management, application unification, application outsourcing and interim management of business process and IT operations. Through outsourcing, clients can achieve their business process and information technology goals while remaining focused on expanding their primary businesses and reducing related capital outlay.

OUTSOURCING

     We believe that the competitive, technical, clinical and economic challenges facing healthcare providers today will spur those providers, in increasing numbers, to consider outsourcing of their business processes and/or information technology functions. With the range of business process, management and information technology outsourcing solutions the Company offers, we can assist clients to address many of the challenges they face while allowing them to focus on their primary business objectives. The Company's outsourcing solutions offer clients cost effective operation of their business processes and information technology function and potential reduction in related capital outlay. The Company delivers to its outsourcing clients best practice solutions and the technical advances and expertise that Superior develops through its outsourcing and consulting services. Our flexible continuum of outsourcing solutions allows our clients to select the level of support most suitable to their situation. Superior offers full Business Process and IT Management and Operations Outsourcing, including data center consolidation in its world-class processing center. The Company also offers 24/7/365 network monitoring and help desk support from its network control center. The Company's outsourcing solutions enable clients to meet critical completion timetable needs by providing availability of the expertise resident in the Company's nationally deployed specialists, thus allowing the clients to pursue a greater number of IT initiatives concurrently. Further, the Company's experience and expertise in the implementation and operation of various applications provides its outsourcing clients with ever-evolving, best practices operational models. Other outsourcing alternatives offered by the Company include facility management, application unification, application outsourcing and interim management of business process and IT operations.

CONSULTING

     The changing business environment has also produced an evolving range of strategic and operating options for healthcare entities. In response, healthcare participants are formulating and implementing new strategies and tactics, redesigning business processes and workflows, acquiring better technology to improve operations and patient care, integrating legacy systems with web-based technologies, developing e-commerce abilities and adopting or remodeling customer service, patient care and marketing programs. We believe that healthcare participants will continue to turn to outside consultants to assist in this vast array of initiatives for several reasons: the pace of change is eclipsing the capacity of their own internal resources to identify, evaluate and implement the full range of options; consultants enable healthcare participants to develop better solutions in less time and can be more cost effective. By employing outside expertise, healthcare providers can often improve their ability to compete by more rapidly deploying new processes.

     In 2002, the healthcare consulting industry was highly fragmented and consisted primarily of:

        - Larger systems integration firms, including the consulting divisions of the national accounting firms and their spin-offs, which may or may not have a particular healthcare focus or offer healthcare consulting as one of several specialty areas;

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

     We believe that, increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which:

        - Are able to coordinate the necessary expertise and resources to offer comprehensive skill sets and packaged solutions to clients;

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

THE SUPERIOR SOLUTION

     Superior's outsourcing and consulting services provide all segments of the healthcare industry with the critical tools and strategies needed to effectively serve customers, manage patient care and workflows, enhance financial performance, improve patient safety, and capitalize on e-commerce and other new technology opportunities while ensuring digital security. The Company offers custom-tailored services and packaged solutions based on an assessment of each client's needs.

     Our continuum of solutions includes: strategy formulation, information technology and e-commerce planning and capital resources planning; operations and revenue cycle management, organizational change and business process redesign and outsourcing; automation of workflows, practitioner order entry, clinical activities and patient records; information technology design and construction, application implementation, information systems implementation and integration; and IT interim management, application unification, application support, business process and information technology outsourcing. For each client and engagement, we structure a project team that understands the impact of the changing healthcare environment on that particular client and can address the management, operational and technical ramifications of change and improvement. In structuring an engagement, we draw upon our solutions framework to bring our clients the most efficient, cost effective solution to meet their needs. Our nationally deployed professionals are aided by instant access, via our proprietary information and communication system, to our knowledge and client resource databases and to collaboration with colleagues. Our unified team approach helps to ensure high quality, consistent and geographically seamless client service.

OUTSOURCING

     Superior's outsourcing offers a variety of solutions designed to meet client needs, which include complete or partial business process and/or IT outsourcing, interim management and remote network support. Superior provides clients with a complete solution for effective management of information and technology and IT cost control. Superior's best practices outsourcing model includes a full range of flexible business process and IT solutions, including 24/7/365 network monitoring and help desk services, facility management, interim management, and application outsourcing services. By participating in Superior's common processing center, clients gain the benefits of purchasing power, application integration and shared initiatives in addition to consistent service levels.

Clients can choose one or any combination of:

Full-Service Business Process and IT Outsourcing - Superior offers single-source accountability and a state-of-the-art processing center to help clients achieve higher performance and lower costs. Superior's outsourcing clients may join a consortium of healthcare organizations that offers them an opportunity to drive down the cost of information systems through resource and systems sharing including hardware, software and infrastructure.

NetLinc - Remote Network Monitoring and Help Desk Services 24/7/365 - Superior's NetLinc control center offers solutions designed specifically as an element of clients' IT functions, such as help desk and network management, application support and development, and network monitoring.

Facilities Management - Superior becomes the client's full technology partner by operating IT (hardware and application functions) and managing/transitioning staff on the client's site or remotely.

Application Management - Superior provides ongoing services to support the efficient operation of critical applications.

Interim Management - Superior provides senior-level technology executives to guide the operations and initiatives of clients' IT functions, including interim privacy/security officers.

CONSULTING

Superior's services are the building blocks of every solution it offers, integrating management consulting and technology expertise to meet the entire range of clients' needs as they deal with the financial challenges and operational issues all healthcare providers face today. Superior's services and solutions - from boardroom strategy planning to implementation to fine-tuning of technical and operational project details - enable clients to maximize and build upon their existing IT investments and leverage digital technology for future growth.

Strategy Formulation - Combining the knowledge of healthcare managers, consultants, clinicians and renowned futurists, Superior helps clients to better understand the competitive market within which they operate and to develop and execute business strategies that address market dynamics, quality of care, financial performance, technology development and resource allocation across their entire organization. The Company's multi-disciplinary approach integrates strategic/business planning, operations redesign and clinical and financial analysis, as well as reconfiguration of existing technology architecture to achieve new functionality.

From readiness assessments to strategic planning to implementation, Superior helps clients to take advantage of new technologies and processes to improve digital proficiency and security and comply with HIPAA, HCFA, JCAHO and other applicable regulations. By integrating Superior's comprehensive methodologies for security / compliance / policy assessment and strategy formulation with pre-built healthcare policy frameworks and managed public key infrastructure
(PKI) solutions, health organizations can securely leverage their online market strategies and protect their assets and brand image, while achieving compliance with security and privacy regulations. This approach to establishing Digital Trust(TM) delivers clients a systematic foundation for issuance of digital identification, authentication, access control, policy development and education, authorization, auditing, digital signatures for non-repudiation and encryption for confidentiality and data integrity.

Financial Systems - Superior's resource planning solutions promote enterprise-wide integration and help organizations respond to changing market conditions. The Company assesses infrastructure needs (financial, human resources, and materials management), reengineers business processes to optimize infrastructure operations and ROI, and implements appropriate financial systems.

Superior manages the revenue cycle - from redesigning business processes to installing or troubleshooting information systems - to help clients accelerate cash flow and positively affect their bottom line. The Company works closely with client staff to reduce accounts receivable, re-deploy assets and improve operational efficiencies.

Application Delivery - Superior specializes in selecting, customizing, and implementing all major healthcare software applications. Services include pre-implementation planning, system implementation and integration, revenue cycle and business improvement, and system optimization.

Superior's integrated solutions are designed to automate, track and assure the quality of the medication process to dramatically reduce medication errors - the most common and costly of medical mistakes. Combining clinical discovery, assessment, benchmarking, troubleshooting and decision support tools, the Company helps clients create optimal care models and methodologies that reduce medical mishaps and improve clinical outcomes.

To assist its clients in achieving the optimal strategic, clinical, operational, IT and e-commerce solutions for their business needs, Superior draws upon its expertise with the products of a vast array of vendors. Through this in-depth product knowledge, the Company is able to fully assess the advantages and disadvantages of each particular strategic, clinical, operational, IT and e-commerce solution in the context of the individual client's needs. Additionally, through select alliances and partnerships, Superior is able to bring an aggregation of products and services packaged to suit client needs. Superior has experience with the products of hundreds of vendors.

Systems Integration - Superior has a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the healthcare industry. Superior assists its clients with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup consulting, as well as software and application development solutions. The Company provides a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess, select and implement new technologies. This enables the Company to help its clients take advantage of the opportunities presented by technologies such as the Internet and intranets, local and wide area communication networks and network medicine.

DEVELOPMENTS IN 2002

     In 2002 we continued to experience the difficult market conditions that have existed since mid-1999. Driven, we believe, by the impact of changes in federal, state and commercial payer reimbursements and an ongoing slowdown in our clients' rate of investment in IT initiatives, and exacerbated by the shakeout in the Internet sector, the market reflected reduced demand for many of our services. The healthcare and technology sectors in which we operate were adversely impacted by weak demand throughout the year. These market conditions contributed to our continued losses, consumption of cash and reduced capital.

     Significant developments include:

        -  Completed construction and launch of world-class processing center;

        -  Established outsourcing consortium;

        - Added three multi-year, multi-million dollar full outsourcing contracts with a base value of $145 million;

        - Generated positive cash flow from operations of $1.2 million for the year ended December 31, 2002;

        - Strengthened outsourcing sales capability and increased outsourcing prospect pipeline by 27%;

        - Continued to implement disciplined cost controls resulting in a reduction in operating expenses, excluding impairment and restructuring charges, to $100.5 million for the year ended December 31, 2002 from $108.0 million and $164.6 million for the years ended December 31, 2001 and 2000, respectively;

        - Achieved ninth consecutive quarter of improved operating efficiencies in SG&A;

        -  Added 127 new clients in 2002; and

        - Eliminated or restructured certain unprofitable alliances and service offerings.

EMPLOYEES

     We believe that one of our key strengths lies in our ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare, information technology and e-commerce. Our consultants are highly experienced and many have established their credentials as healthcare executives and senior management of healthcare organizations, senior technical officers, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, hospital admissions directors and information management and information systems technical personnel. As of December 31, 2002, we employed 586 employees, 449 of whom were consultants. Of the 137 non-consultants, a significant number of the Company's senior and middle management perform a variety of line functions, including client billable consulting and advisory services.

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

SALES AND MARKETING

     Superior's executive leadership and our client relationship leadership (Client Partner Organization leaders) focus intensely on client development strategies, geographic market penetration, cross-selling, and on securing larger and more profitable engagements. Business development is an integral part of the formal responsibilities at all levels of our management, including Competency Center leaders, and we set business development goals on both a departmental and individual basis. Superior utilizes a sales methodology which is successfully employed by many Fortune 500 companies. Superior's senior executives lead the company's outsourcing sales program and manage specialized outsourcing sales teams as well as prospecting, proposal development, negotiation, transition and delivery.

     Our business development efforts focus primarily on identifying key decision makers in the healthcare industry, determining the value we can bring to each potential client and then managing the sales process to completion through a sophisticated sales program and proprietary client resource database, developed and maintained internally. Our client resource database enables our personnel to access information on our efforts with respect to a client or client prospect, identify other Superior contacts with that client and highlight the particular needs expressed by the client.

     We further our business development efforts through our reputation in the marketplace, the personal contacts and networking of our professionals, direct industry marketing programs, trade shows, our Internet web site (located at www.superiorconsultant.com), and the industry presence maintained by our professionals. Our marketing profile within the healthcare industry is enhanced by our employees' speaking engagements and publications on topics affecting healthcare. Our views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. Our healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences internationally.

     We operate our healthcare outsourcing and consulting businesses through a combination of our national presence, regional relationships and our Competency Centers. Each Competency Center offers a selected variety of our healthcare consulting services and often two or more of these areas work synergistically together and with other industry leaders to develop and package repeatable solutions or market offerings for clients. Each Competency Center is managed by a leader who is responsible for achieving performance-based goals for the specific area and is responsible for its growth. We actively market the subject-matter expertise of our Competency Centers through the focus of our Client Partner Organizations. Each Competency Center is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing relationships with specific client and partner organizations. This enables us to combine the expertise of our Competency Centers to form customized, as well as repeatable packaged solutions that are responsive to local conditions and of value to specific clients.

     We provide a compensation system designed to foster an active focus on growth and business development at all levels within the organization. Management has the potential to earn incentive compensation on a quarterly and/or annual basis based on individual, group and company-wide performance goals.

COMPETITION

     The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms and their spin-offs, outsourcers, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of our competitors have significantly greater financial, technical and marketing resources than we have, generate greater revenues and have greater name recognition than we have. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as Superior, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. There are relatively low barriers to entry into our markets (other than outsourcing) and we have faced and expect to continue to face additional competition from new entrants into our markets. In addition, combinations and consolidations in the consulting and outsourcing industry will give rise to larger competitors, whose relative strengths we cannot predict. We also compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities. Superior competes with new entrants and other smaller companies which often compete very aggressively on price, and at the same time we compete, particularly on outsourcing and other large engagements, with companies that enjoy greater financial and technical resources than our own, as well as greater brand recognition and marketing resources.

     We believe that the principal competitive factors in our market include reputation, corporate commitment to the healthcare market, size and capital resources, highly experienced workforce, industry expertise, full array of offerings, project management expertise, price, quality of service, responsiveness, speed of implementation and delivery, assured performance and willingness to share risk. There can be no assurance that we will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by us will not cause our revenue or operating margins to decline, or otherwise materially adversely affect our business, financial condition and results of operations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success is in part dependent upon our proprietary internal information and communications systems, databases, services and market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, we have and will continue to develop proprietary groupware/collaborative tools and applications. Through acquisitions, we have acquired numerous development tools and methodologies. We have no patents or registered copyrights and, consequently, we rely on a combination of non-disclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of such rights or that we will be able to detect unauthorized use and take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such claims will not require us to enter into materially adverse license arrangements or result in protracted and costly litigation, regardless of the merits of such claims.

RISK FACTORS

     Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "intend," "promise," "should," "conditioned upon," "project," "predict," "continue" and similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. We believe it is important to communicate our expectations to our investors. However, there will be events in the future that we are not able to accurately predict or over which we will have no control. The risk factors listed in this section, as well as any other cautionary language in this report, provide examples of just a few of the many risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the following risk factors and elsewhere in this report, or in our other publicly filed reports which we may file from time to time, could have a material adverse effect on our business, operating results and financial condition. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. Other risks not currently known to us, or which we believe to not be material may also have a material adverse effect on our business. In addition, any one or more of these risks, including those outlined below could have a greater or lesser impact on our business at any particular point in time and you should not give any greater or lesser emphasis or weight to any single factor merely by virtue of the order of its presentation or the depth of its discussion in this report.

VARIABILITY OF QUARTERLY OPERATING RESULTS

    We have experienced significant quarterly fluctuations in our operating results. Variations in our revenues and operating results may continue from quarter to quarter as a result of a number of factors, including, but not limited to:

     - The relatively longer sales cycle in obtaining new clients and larger contracts, including outsourcing;

     - Fluctuations in sales of our services and market offerings and in consultant billing and utilization rates;

     -    Client and employee retention;

     - The failure to secure and deliver new client contracts at the budgeted rate and the resulting negative impact on utilization of our consultants;

     - Industry spending patterns and market conditions that may adversely affect the buying decisions of our current and prospective clients, such as the reduced level of spending on information technology which began in 1999, driven by the continuing impacts of changes in federal, state and commercial payer reimbursements;

     - The number and significance of active client engagements during a quarter;

     - Increased investment by us in new services, implementation of new client relationships and other strategic initiatives;

     - The decision of clients to defer commitments on new projects until after the end of the calendar year or the client's fiscal year;

     -    Client budgetary cycles and pressures;

    -     Timing and collection of client payments;

    -     The loss or reduction in scope of significant client relationships;

     - Significant write-offs of billable time, expenses or accounts receivable;

     - Unforeseen disruptions in transportation, communications or other infrastructure components; and

     - General economic conditions and adverse developments in the financial condition of our clients.

     Our existing consulting clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we must be able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees and the resulting harm to our operating results.

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


OUR LONG SALES AND PROJECT DELIVERY CYCLES EXPOSE US TO POTENTIAL LOSSES

     Our sales process for outsourcing, network-related and other large scale projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by our clients. During this process, we expend substantial time, effort and resources marketing our services, preparing contract proposals and negotiating contracts. Any failure or delay in obtaining a signed contract and receiving payment for our services after expending significant time, effort and resources could materially and adversely affect our revenues and financial condition. Expenses incurred in the pursuit and winning of a large scale contract must be recovered over the life of the contract. If the contract is terminated prior to its scheduled expiration, the Company may not be able to recover expenses incurred in procuring the contract. As the Company places increasing focus and emphasis on the sale of outsourcing, network-related and other large scale engagements, these potential adverse effects of the longer sales and delivery cycles can be magnified. Moreover, outsourcing, network-related and other related large scale projects generate more intense competition and competition from larger and better financed competitors. This contributes to lengthening the sales cycle and also makes the winning of the engagements more difficult. Any failure of the Company to close and perform its budgeted number of large scale transactions on its budgeted schedule could contribute to a shortfall in revenue or earnings from expected levels and a failure to meet expectations of securities analysts or the market in general. In such an event, the price of our common stock could be materially adversely affected.

HEALTHCARE INDUSTRY CONCENTRATION

     We derive a substantial majority of our revenues from clients involved in the healthcare industry. As a result of our focus on healthcare outsourcing and consulting, our business, financial condition and results of operations are influenced by conditions affecting this industry, including changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Current conditions affecting the healthcare industry and some of the risks they create include, but are not limited to:

     - Regulatory Change. Federal, state and commercial payer changes resulted in substantial limitations on capital expenditures and investments in the healthcare industry. In addition, many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level and government agencies have intensified efforts to monitor fraud and abuse in healthcare programs reimbursed by federal and state agencies. Further, HIPAA requires that providers and other healthcare participants comply with a complex set of regulations. Although these efforts could increase demand for our services, they could also adversely affect our clients, result in lower reimbursement rates and change the environment in which providers operate and could otherwise adversely affect service providers such as ourselves. The ongoing impact of federal, state and commercial payer reimbursement changes on the Company's healthcare industry clients cannot be predicted with certainty. Reduced revenues to the healthcare industry could adversely affect service providers like us. In addition, ongoing change in government regulation of the healthcare industry can affect the Company in a number of ways. Government regulation can affect the ways in which our healthcare clients procure and pay for services such as those that we offer. Regulation can also have significant effects on the operations of our healthcare clients. If the Company is not successful in developing and maintaining our ability to assist and serve our clients in the evolving environment of government regulation, our ability to win and retain clients may suffer, which could materially and adversely affect our business.

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

OUTSOURCING RISKS

    We provide healthcare business process and IT outsourcing solutions which include any combination of support from full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk through our network control center, facility management, application unification, application outsourcing, business process and interim management. These solutions may involve personnel acquisition and/or the transfer of a client's information system assets -- hardware/software and human resources -- from an internal business function to an outsourced service.

    To implement our outsourcing program, we are required to make substantial investments in capital assets and personnel for certain outsourcing contracts. We expect that certain aspects of our outsourcing contracts will be met with capital or operating leases. If we are unable to obtain acceptable terms for such capital or leases, there may be a negative impact on our revenue and profitability for outsourcing contracts which could materially and adversely affect our business.

    We may also be dependent upon our ability to hire and retain some or all of an outsourcing client's former IT staff or certain business operations in order to provide appropriate service levels. We cannot predict whether we will in each instance be able to either assess accurately the investment required for an outsourcing contract or negotiate and perform any of our outsourcing contracts in a profitable manner. We anticipate that competitors will continue to increase their focus on this market. Our business plan depends upon our ability to secure new outsourcing contracts. The increased focus from competitors has to date and may continue to adversely affect our ability to obtain new outsourcing contracts as well as the profitability of any such contracts. In addition, any failure, perceived or actual, to perform adequately under our outsourcing agreements could adversely affect our ability to obtain future consulting engagements from these or other clients. Some of our agreements call for penalties, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock. In addition, one key to the success of the expansion of our outsourcing business is to operate one or more data centers to run the data processing, network monitoring and other IT functions of our outsourcing clients. Our ability to achieve optimum economies of scale is dependent upon our ability to win outsourcing engagements of a sufficient number and size. Further, a demonstrated ability to successfully close and execute outsourcing engagements is critical to the development of increasing recognition and credibility in the marketplace which, in turn, is important to the future growth of the outsourcing business. An inability to successfully win, execute and manage outsourcing engagements could have a material adverse affect on our business and on the price of our common stock.

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

     As healthcare and other sectors move increasingly to Internet and web-based technologies and applications and as we continue to innovate services and solutions to develop and capitalize on this growing market, we will incur risks related to our participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet, web technologies and/or the systems integration platforms and other technologies in which we have invested; increased competition in the outsourcing business from larger and better capitalized competitors who may also enjoy better name recognition and other competitive advantages; failure by us to develop and offer new services and solutions demanded by the market; failure of our services and solutions to generate sufficient demand in the market; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing our cost of providing services.

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

PROJECT RISKS

     Many of our engagements involve projects which are critical to the operations of our clients' business and which provide benefits that may be difficult to measure. A failure, perceived or actual, to meet a client's expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business with that client or with others. In addition, we could incur substantial costs and expend significant resources correcting errors in our work and could possibly become liable for damages caused by such errors. We could incur substantial costs and expend significant resources working to ensure client satisfaction even in situations where our services met contract requirements. A negative impact on client relationships could materially and adversely affect our business whether or not we bear any responsibility, legal or otherwise, for the occurrence of those problems. A successful legal claim against us could damage our reputation in the industry and have a material adverse effect on our business. We attempt to limit liability contractually, but there can be no assurance that such limitations will be effective. We also maintain insurance against such claims, but there can be no assurance that our insurance will provide adequate coverage for successful claims against us.

FIXED PRICE CONTRACTS

     As a result of obtaining additional outsourcing contracts and introducing and selling repeatable, pre-packaged solutions, an increasing portion of our projects are billed on a fixed-fee basis as opposed to time and materials. Our inability to estimate accurately the resources and related expenses required for a fixed-fee project or failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-fee contract was based could result in cost overruns that could materially and adversely affect our business.

RECRUITMENT AND RETENTION OF PROFESSIONAL STAFF

     Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled consultants. Other consulting firms, healthcare providers and other healthcare industry participants, including health information systems vendors, clients, systems integrators and many other enterprises, compete with us for employees with the skills required to perform the services we offer. We may not be able to attract and retain a sufficient number of highly skilled employees in the future and we may not continue to be successful in training, retaining and motivating employees. The loss of a significant number of consultants and/or our inability to hire a sufficient number of qualified consultants could adversely affect our ability to secure, service and complete client engagements and could have a material adverse effect on our business.

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

CLIENT CONCENTRATION

     We derive a significant portion of our revenues from a relatively limited number of clients. For example, during 2002 our five largest clients accounted for approximately 35.0% of our revenues. Three of our top five clients in 2001 were also among our five largest clients during 2002. Except for our outsourcing contracts, which typically are for more than one year, clients engage us on an assignment-by-assignment basis and a client can generally terminate an assignment at any time without penalty. In addition, the level of our consulting services required by any individual client can diminish over the life of its relationship with us and we cannot give any assurance that we will be successful in establishing relationships with new clients as this occurs. Moreover, we cannot give any assurance that our existing clients will continue to engage us for additional projects or do so at the same revenue level. The loss of any significant client or significant contract (such as a large outsourcing agreement) could materially and adversely affect our business. Significant write-offs, or the insolvency of a significant client could materially and adversely affect our business.

VENDOR SYSTEMS CONCENTRATION

     The healthcare industry can choose among numerous healthcare information systems solutions. Vendors of these products come into and out of favor depending on a variety of factors. Although our consultants have expertise with the information systems developed by numerous healthcare information system vendors, we have historically experienced periodic revenue concentration from client projects involving the products of an evolving but relatively small group of vendors. We believe that this concentration generally reflects the current preference of the healthcare industry participants that we serve. Should any one or more of these vendors (or any other vendors with whose products we have substantial involvement) lose favor in the healthcare industry, we would be required to refocus our efforts on alternative information systems products of other vendors. The loss of a major portion of our business with respect to any one of these vendors could materially and adversely affect our business.

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

COMPETITION

    The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with a variety of companies, including but not limited to:

     -    outsourcing firms;
     -    systems integration firms;
     - national consulting firms, including the consulting divisions of large accounting firms or their spin-offs;
     -    general management consulting firms;
     -    regional and specialty consulting firms;
     -    web development and e-commerce firms; - information system vendors;
     -    service groups of computer equipment companies; and
     -    facilities management companies.

     Many of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as ourselves, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. Entry barriers into our markets are relatively low, except for outsourcing, and we have faced and expect to face additional competition from new entrants into the healthcare consulting industry. Our competitors may prove better able to leverage their financial and technological resources to develop and market their competitive services; to introduce innovative solutions to the market; and to compete on price and other factors with the products and services offered by the Company. As a result, there is no certainty that the Company will be able to retain or expand its existing base of clients. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors whose relative strengths we cannot predict. We also compete with our clients' internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. Our inability to compete effectively with current and future competitors and competitive pressures facing us may reduce our revenue or operating margins or otherwise materially and adversely affect our business and the price of our common stock

LIMITED PROTECTION OF PROPRIETARY SYSTEMS AND PROCEDURES

     Our success depends in part upon our information and communication systems, databases, service and market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, we offer enterprise-wide communications services and will continue to develop groupware/collaboration tools and applications. Because we have no patents or registered copyrights, we rely on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. We can offer no assurance that the steps we have taken to protect these rights will be adequate to prevent theft or detect unauthorized use and we may not take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the rights of third parties. However, if a party sues us in the future claiming that our business or systems infringe on their intellectual property, we may have to enter into expensive litigation regardless of the merits of such claims. In addition, any infringement claim that causes us to discontinue use of, or having to acquire licenses for, applications, tools, systems or software used or marketed by the Company, could have a material adverse affect on the Company's business.

INFLUENCE OF PRINCIPAL STOCKHOLDER; CONCENTRATED INSIDER OWNERSHIP

     Our principal stockholder and Chief Executive Officer, Richard D. Helppie, Jr., beneficially owns approximately 33% of our outstanding shares of common stock, excluding treasury shares. Collectively, our directors' and executive officers beneficially own approximately 51% of our outstanding common stock, excluding treasury shares. Mr. Helppie, as a result, acting alone, and our officers and directors, as a group, possess the voting power to exercise effective control over the outcome of many of the matters requiring a stockholder vote, including the election of directors and the approval of significant corporate matters such as mergers, sales of all or substantially all of our assets, and authorization and issuance of additional shares of stock.

STOCK PRICE VOLATILITY

     The trading price of our common stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of our common stock may continue to fluctuate greatly in the future.

     Our common stock has been publicly traded since our initial public offering of common stock to the public in 1996. In 2002, the sale price ranged from a low of $1.77 per share to a high of $8.86 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including, but not limited to:

     -    Quarterly fluctuations in results of operations;
     - Announcements of unprofitable operations, consumption of cash and reduced capital;
     - Acquisition or loss of material outsourcing contracts and other material engagements;
     -    Changes in the healthcare and IT consulting environments;
     -    Announcement and market acceptance of acquisitions;
     - Adverse circumstances affecting the introduction or market acceptance of new solutions and services we might offer in the future;
     -    Announcements of key developments by competitors;
     -    Changes in earnings estimates by analysts;
     -    Sales of common stock by existing holders;
     -    General economic or market conditions; and

     -    Loss of key personnel.

     The market price for our common stock has and could also be affected by our ability to meet analysts' expectations. Failure to meet such expectations has in the past, and could in the future, have a material adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

     Richard D. Helppie, Jr. (age 47) has served as our Chief Executive Officer since he founded Superior in 1984. He also served as our President from May
1984 to January 1999, and as Chairman from May 1984 to October 2000. Mr. Helppie also currently serves as a Director of the Company. Mr. Helppie has more than 28 years of experience in the healthcare and information systems industries. He currently serves as a director of Neoforma, Inc. and Med-i-Bank Inc.

     George S. Huntzinger (age 53) has served as our President and Chief Operating Officer since October 2000. Previously, Mr. Huntzinger served in senior management roles for several healthcare organizations, including a 12-year term as President of CSC Healthcare. He is a member of numerous national organizations and associations and previously served on the boards of several healthcare and financial organizations and has served the healthcare industry for over 30 years.

     Charles O. Bracken (age 53) has served as a Director since January 1999 and has served as our Executive Vice President since joining Superior in March 1987. Mr. Bracken has more than 30 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as Vice President of Marketing of a healthcare information software firm, preceded by 10 years of related experience in healthcare information systems management, including positions as Chief Information Officer for single and multi-hospital corporations.

     Richard R. Sorensen (age 47) has provided his financial expertise to Superior in an advisory capacity since our inception in 1984. He joined Superior as Controller in August of 1998 and became Chief Financial Officer in October 2000. Previously, he served as an audit partner with Plante & Moran, LLP. He is a Certified Public Accountant.

ITEM 2. PROPERTIES

     Our headquarters is located in approximately 24,000 square feet of owned office space in Southfield, Michigan. We also lease an aggregate of approximately 203,000 square feet of additional office space in Alpharetta, Georgia; Atlanta, Georgia; San Diego, California; Woodland Hills, California; Ann Arbor, Michigan; Dearborn, Michigan; Southfield, Michigan; Cheshire, Connecticut; Englewood, Colorado; Minneapolis, Minnesota; and Pittsburgh, Pennsylvania. Of our total space described above, we have sublet approximately 79,000 square feet. After giving effect to space reductions from our recent restructurings, we believe that our facilities are adequate for our current needs and that additional facilities can be leased or acquired to meet future needs. We continue to consolidate offices and have undertaken initiatives to sublet office space in Woodland Hills, California, San Diego, California, Cheshire, Connecticut, Ann Arbor, Michigan and Southfield, Michigan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol SUPC. The following table shows high and low closing prices as reported by NASDAQ for the fiscal years 2001 and 2002.

                                          HIGH       LOW
                                         ------     ------
                  FISCAL 2001
                     First Quarter ..... $ 4.25     $ 2.75
                     Second Quarter ....   4.99       2.72
                     Third Quarter .....   6.26       3.25
                     Fourth Quarter ....   8.99       4.06
                  FISCAL 2002
                     First Quarter ..... $ 8.86     $ 5.41
                     Second Quarter ....   7.00       5.00
                     Third Quarter .....   5.70       2.80
                     Fourth Quarter ....   3.29       1.77

     At March 28, 2003, we had approximately 108 stockholders of record.

     We have not paid cash dividends to the holders of our common stock. It is our present intention to retain earnings for use in the growth of our business. Accordingly, we do not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected financial data in conjunction with our consolidated financial statements, the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this report. The selected financial data as of December 31, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected financial data as of December 31, 1998 and 1999 have been derived from our audited consolidated financial statements not included elsewhere in this report.


                                                                             YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                        1998(1)       1999(1)        2000            2001           2002
                                                       ---------     ---------      ---------      ---------      ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
       STATEMENT OF OPERATIONS DATA:
       -----------------------------
Net revenue ......................................     $ 124,746     $ 149,349      $  99,237      $  86,721      $  84,108
Net cost of services .............................        65,026        91,714         77,674         56,721         59,131
Selling, general and administrative expenses .....        48,333        65,597         73,278         40,833         32,816
Costs incurred in connection with new
   business initiative ...........................          --           4,840           --             --             --
Restructuring charges, net .......................          --            --            4,165          3,112          3,308
Impairment of assets .............................          --            --             --             --              571
Impairment of goodwill ...........................          --            --           10,221           --            8,223
                                                       ---------     ---------      ---------      ---------      ---------
Earnings (loss) from operations ..................        11,387       (12,802)       (66,101)       (13,945)       (19,941)
Other income (expense), net ......................         4,572         1,874          6,056         (3,620)           176
                                                       ---------     ---------      ---------      ---------      ---------
Earnings (loss) before income taxes ..............        15,959       (10,928)       (60,045)       (17,565)       (19,765)
Provision (benefit) for income taxes .............         6,331        (3,967)        (2,492)          --           (2,301)
                                                       ----------    ---------      ---------      ---------      ---------
Net earnings (loss) ..............................     $   9,628     $  (6,961)     $ (57,553)     $ (17,565)     $ (17,464)
                                                       =========     =========      =========      =========      =========
Net earnings (loss) per share - basic ............     $    0.94     $   (0.67)     $   (5.48)     $   (1.61)     $   (1.62)
Net earnings (loss) per share - diluted ..........     $    0.91     $   (0.67)     $   (5.48)     $   (1.61)     $   (1.62)
Shares used in calculating net
   earnings (loss) per share - basic .............        10,266        10,340         10,511         10,920         10,751
Shares used in calculating net
   earnings (loss) per share - diluted ...........        10,580        10,340         10,511         10,920         10,751


                                                                                    AT DECEMBER 31,
                                                        -------------------------------------------------------------------
     BALANCE SHEET DATA:                                  1998          1999           2000           2001            2002
--------------------------                              --------      --------       --------       --------       --------
Working capital ..................................      $ 78,445      $ 61,811       $ 29,622       $ 19,033       $ 12,360
Total assets .....................................       133,726       186,597         78,632         58,607         43,656
Total debt .......................................            61          --            5,125          2,925          4,318
Total stockholders' equity .......................       121,494       150,935         58,340         42,224         25,167


(1) Statement of operations data for fiscal 1998 and 1999 includes results of acquired businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's IT functions. We deploy specialized resources to deliver higher quality IT functionality at lower cost and help clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation in our world-class processing center, 24/7/365 network monitoring and help desk in our network control center, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides the tools, strategies and solutions necessary to improve patient safety, enhance financial performance, and ensure secure and private HIPAA compliant transactions.

     In recent years, we have expanded our outsourcing and solution sales capabilities. As healthcare and other sectors implement web-based technologies and applications, we may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of web-based applications and/or the systems integration platforms and other technologies in which we have invested; increased competition in the outsourcing business from larger and better capitalized competitors who may also enjoy better name recognition and other competitive advantages; failure by us to develop and offer new services and solutions demanded by the market; failure of our services and solutions to generate sufficient demand in the market; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing our cost of providing services.

     We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Outsourcing contracts, fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, typically monthly. Revenue on these contracts is generally recognized ratably over the life of the contract or based on progress toward project milestones. As of December 31, 2002, we have six significant contracts to provide healthcare IT outsourcing services. In addition, we provide help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract. We also derive revenue from fees generated from our Digital Business TransformationTM partnerships. This revenue is generally recognized ratably over the life of the contract.

     There can be no assurance that we will be able to achieve profit margins on existing and new contracts, which are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts requires significant initial investment by us in the hiring of personnel and the acquisition of equipment to perform the contract. Such expenses must be recovered over the life of the agreement. Some of our agreements call for penalties, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

     We seek to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to our recurring revenue base. In addition, we seek to increase revenue by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, financial improvement, digital communications, system security and privacy expertise. We manage our client development efforts through our internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geography, our CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. Our success in increasing our revenue will be dependent upon, among other factors, the recovery of the marketplace, timely sales, the type, range and quality of our services and solutions, competitive prices, growth and improvement in proposal acceptance rates in outsourcing and consulting, and successful competition in the marketplace. Many of the entities with whom we compete have greater financial resources, larger customer bases and greater technical and sales and marketing resources, which may impact our ability to compete against them successfully. In addition, our revenues have and can be impacted by unforeseen disruptions in transportation, communications or other infrastructure components. We have experienced weaker than anticipated revenue in recent quarters, particularly in the consulting segment. This trend could continue if fiscal conservatism in healthcare organizations leads to continued unpredictability in the market for consulting services. Should we be unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market's expectations of our financial performance and operating results, which could have a material adverse effect on our common stock price.

     Our most significant expense is cost of services, which consists primarily of consultant compensation expense and operating costs associated with our full outsourcing contracts.

     Historically, consultant compensation expense has grown faster than consultant billing rates, resulting in an increase in our cost of services as a percentage of revenue. We have sought to address the consultant compensation issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, we have sought to address compensation expense pressures through increased use of stock options as an overall part of our compensation package. These efforts have been hampered in the past by the impact of our stock price and could be affected in the future depending upon market conditions. The market in which we compete for our talented and highly skilled consultant work force is highly competitive. Many of the entities with whom we compete for employees have greater financial and other resources than us, and may be able to offer more attractive compensation packages to candidates than we can, including salary, benefits, stock and stock options. Our ability to successfully operate our business and compete in our market is dependent upon our ability to recruit and retain skilled and motivated sales, management, administrative and technical personnel. If we are unable to recruit and retain consultants to perform new and existing client engagements, our reputation in the industry and our ability to generate revenue will both suffer, which could have a material adverse effect on our business, financial condition and on the price of our common stock. Moreover, our consultants are often key to our client relationships. Loss of key consultants could impair client relationships and adversely affect our ability to gain recurring engagements, which could adversely affect our financial condition.

     Our operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as we continue to migrate additional clients to the processing center, we expect to incur incremental normative costs, which will be offset with savings over time as additional clients are added and we are able to leverage our investment. These costs consist primarily of, but are not limited to: equipment lease costs, depreciation, telecommunication and facility related expenditures. We expect to recover our investment in our processing and network management centers through the performance of multiple outsourcing contracts and network management (NetLinc) contracts utilizing processing center resources. If we are unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to us, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, our ability to recover our processing center investments would be impaired, which could have a material adverse effect on our financial condition. In addition, we will be performing data processing and other client information systems functions through our processing centers, which are critical to the clients' operations. Any failure by us to successfully perform our processing center functions could adversely affect our clients' operations, which could result in contractual performance penalties to us, early termination of one or more contracts, potential legal liabilities and damage to our reputation in the industry, any or all of which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

     Our cost of services as a percentage of revenue is primarily driven by how efficiently we utilize our consultant resources and deliver our consulting and outsourcing services and solutions. We attempt to optimize efficient deployment of our consultants through initial engagement planning and by continuously monitoring project requirements, timetables, and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays, and incremental costs associated with the full outsourcing contracts have and can continue to cause us to experience lower gross margins.

     In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial/private payers, and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These forces continued to hamper demand for our services in 2002. Furthermore, changes in federal, state and commercial/private payer reimbursement may continue to adversely affect the financial stability and viability of our clients and may impact their ability to contract for and pay for professional services such as those offered by us. We record a provision for estimated uncollectible amounts based on prior collection experience.

During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives as well as state budget deficits and increased defense spending in connection with U.S. war activities which could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client's site, away from their own city or state of residence. We are therefore, highly dependent upon effective air travel for the performance of a majority of our client engagements. If, as a result of the September 11, 2001 terrorist attacks, current armed hostilities in the Middle East and other unsettling world events, air travel becomes increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

     In addition, our establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Variations in services and market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of our cost of services as a percentage of revenue. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue service offerings that have not been successful in the market. Exiting a service offering can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. In addition, as we have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that office space is closed by us, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under our prime lease(s). In addition, there can be no assurance that existing sublessees under our leases will not default in their rent or other obligations. Default by our sublessees, or an inability by us to sublease excess office space could have an adverse effect on our financial condition.

     Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees and depreciation. Prior to 2002, selling, general and administrative expenses also included amortization of goodwill. However, on January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which specifies that goodwill is no longer subject to amortization, but is subject to an impairment assessment at least annually. During the three months ended December 31, 2002, we completed our annual assessment. Based on our findings, we concluded that goodwill was fully impaired, and recorded approximately $8.2 million of impairment losses.

     In connection with our continuing efforts to reduce our cost structure, we incurred restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges primarily related to the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. Also included in the restructuring charges are severance costs related to our continued organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the accrual for restructuring costs as of December 31, 2001. As a result of our restructuring plan and cost savings initiatives, we have reduced operating expenses, excluding impairment and restructuring charges, to approximately $100.5 million for the year ended December 31, 2002, from approximately $108.0 million and $164.6 million for the years ended December 31, 2001 and 2000, respectively.

     Impairment of assets includes the difference between the carrying value and fair value of non-essential real estate that we decided to sell during the quarter ended December 31, 2002, in order to reduce operating costs and improve liquidity. We listed the real estate, an office building and undeveloped land adjacent to the building, with an agent during the fourth quarter of 2002, and sold the real estate in February 2003. The fair value of the real estate was determined based on the ultimate sale price less costs to sell.

     In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the year ended December 31, 2002, to the year ended December 31, 2001, and the year ended December 31, 2001 to the year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. Our estimates are based on prior experience, current business and market conditions, as well as various other assumptions we believe are necessary to form a basis for making judgments related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant judgments, assumptions and estimates made by management include, but are not limited to: the allowance for doubtful accounts, goodwill and intangible asset impairment and restructuring charges. Actual results could differ from these estimates. The following critical accounting policies reflect our more significant judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Refer to our audited consolidated financial statements and notes thereto for the years ended December 31, 2000, 2001 and 2002 included herein, for information regarding our significant accounting policies.

     Accounts Receivable Valuation. Virtually all of our accounts receivable are due from companies in the healthcare industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We determined our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We typically do not assess interest on past due accounts.

     Goodwill and Intangible Asset Impairment. We are subject to a goodwill impairment assessment at least annually in accordance with the provisions of SFAS 142. During the three months ended December 31, 2002, we completed our annual impairment assessment. We estimated fair value using market capitalization, the expected present value of future cash flows and other available information. Based on our findings, we concluded that goodwill was fully impaired, and recorded impairment losses of approximately $8.2 million.

     Restructuring Charges. We accrue for restructuring charges when we are specifically able to identify actions that need to be taken in response to a change in our strategic plan, product demand, increased costs or other business factors. We routinely evaluate the prior restructuring accruals and make any necessary adjustments to reflect any changes in the costs of the restructuring activities. During the year ended December 31, 2002, we recorded a reduction to the 2001 accrual for future lease obligations, as the result of subletting office space during 2002, which was previously included in the accrual. We also recorded an additional accrual for future lease obligations for office space we vacated during 2002 and were unable to sublet. Estimates are based on anticipated costs to exit such activities and are subject to change based on our actual ability to sublet.

     As of December 31, 2002, the restructuring-related accrual amounted to approximately $3.1 million, which represents the present value of future operating lease obligations for facilities no longer used by us, but not sublet or sublet at amounts less than our obligation, as well as severance costs related to our continued organizational restructuring. Our restructuring accrual may be adjusted in the future, based on our actual success in subleasing compared to our estimate.

     Our key accounting estimates and policies are reviewed with our auditors and the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net revenue. The trends illustrated in the following table may not necessarily be indicative of future results.

                                    PERCENTAGE OF NET REVENUE
                                     YEAR ENDED DECEMBER 31,
                                 --------------------------------
                                  2000         2001         2002
                                 -----        -----        -----
Net revenue                      100.0%       100.0%       100.0%
Net cost of services              78.3%        65.4%        70.3%
Selling, general and
  administrative expenses         72.6%        46.2%        39.0%
Amortization of goodwill           1.2%         0.9%         0.0%
Restructuring charges, net         4.2%         3.6%         3.9%
Impairment of assets               0.0%         0.0%         0.7%
Impairment of goodwill            10.3%         0.0%         9.8%
                                 -----        -----        -----
Loss from operations             (66.6%)      (16.1%)      (23.7%)
Other income (expense), net        6.1%        (4.2%)        0.2%
                                 -----        -----        -----
Loss before income tax benefit   (60.5%)      (20.3%)      (23.5%)
Income tax benefit                (2.5%)        0.0%        (2.7%)
                                 -----        -----        -----
Net loss                         (58.0%)      (20.3%)      (20.8%)
                                 =====        =====        =====

2002 COMPARED TO 2001

Net Revenue.

     Consulting. Net revenue in this segment decreased by $3.8 million or 6.7%, to $53.6 million for the year ended December 31, 2002, as compared to $57.4 million for the year ended December 31, 2001. The revenue decrease was primarily due to a decline in demand for this segment's services.

     Outsourcing. Net revenue in this segment increased by $1.2 million, or 4.2%, to $30.5 million for the year ended December 31, 2002, as compared to $29.3 million for the year ended December 31, 2001. The revenue increase was primarily the result of the signing of a new outsourcing agreement during late 2001 and two new outsourcing agreements during 2002, partially offset by the planned completion of two outsourcing agreements during 2001.

Net Cost of Services.

     Consulting. Net cost of services in this segment decreased by $2.3 million, or 6.6%, to $33.1 million for the year ended December 31, 2002, as compared to $35.4 million for the year ended December 31, 2001. The decrease was due primarily to reductions in personnel and related costs in this segment. Net cost of services as a percentage of net revenue for this segment increased to 61.8% for the year ended December 31, 2002, as compared to 61.7% for the year ended December 31, 2001.

     Outsourcing. Net cost of services in this segment increased by $4.7 million, or 22.3%, to $26.0 million for the year ended December 31, 2002, as compared to $21.3 million for the year ended December 31, 2001. The increase was primarily due to costs related to new contracts. Net cost of services as a percentage of net revenue for this segment increased to 85.3% for the year ended December 31, 2002, as compared to 72.6% for the year ended December 31, 2001. The increase was primarily attributable to the initial costs associated with the signing of the new full outsourcing contracts, including costs associated with the opening of our new processing center.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $8.0 million, or 19.6%, to $32.8 million for the year ended December 31, 2002, as compared to $40.8 million for the year ended December 31, 2001. The decrease was primarily attributable to reductions in: personnel and related costs, facility, technology, communication and marketing expenditures, goodwill amortization and charges related to the accounts receivable allowance, litigation and claims, as well as efficiencies achieved in continuing education programs. Selling, general and administrative expenses as a percentage of net revenue decreased to 39.0% for the year ended December 31, 2002, as compared to 47.1% for the year ended December 31, 2001. The decrease was primarily attributable to increased operating efficiencies as a result of our disciplined cost controls.

     Restructuring charges. Restructuring charges were $3.3 million for the year ended December 31, 2002, as compared to $3.1 million for the year ended December 31, 2001. Restructuring charges recorded during the year ended December 31, 2002, consisted primarily of costs associated with the termination of a business alliance, which included the accelerated lease costs related to office space we determined was no longer necessary and were unable to sublet as of December 31, 2002, as well as the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our continued organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the accrual for restructuring costs as of December 31, 2001. Restructuring charges recorded during the year ended December 31, 2001, consisted primarily of costs incurred as a result of the acceleration of lease costs associated with office space we determined was no longer necessary based on our current business model and had been unable to sublet as of December 31, 2001, or sublet at amounts less than our obligations. The restructuring charges also consisted of the write-off of property and equipment associated with closed office facilities, the write-off of leasehold improvements related to closed or sublet office space and severance costs related to our continued organizational restructuring, partially offset by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Refer to Note 10 ("Restructurings") of our consolidated financial statements included herein, for further details on the components of the restructuring charges.

     Impairment of assets. During the year ended December 31, 2002, we recorded an impairment loss of approximately $0.6 million to write-down the carrying value of non-essential real estate that we decided to sell during the quarter ended December 31, 2002, in order to reduce operating costs and improve liquidity, to its current fair value. We listed the real estate, an office building and undeveloped land adjacent to the building, with an agent during the fourth quarter of 2002, and sold the real estate in February 2003. The fair value of the real estate was determined based on the ultimate sale price less costs to sell.

     Impairment of goodwill. During the year ended December 31, 2002, we completed our annual impairment assessment and concluded, based on market capitalization, the expected present value of future cash flows and other available information, that goodwill was fully impaired and as a result, recorded an impairment loss of approximately $8.2 million.

     Other income and expense. Other income was $176,000 for the year ended December 31, 2002, as compared to other expense of $3.6 million for the year ended December 31, 2001. The change was primarily the result of the $4.1 million loss recognized on the sale of our remaining investment securities during the year ended December 31, 2001, as well as the reduced interest earned on our short-term investments during the year ended December 31, 2002.

2001 COMPARED TO 2000

Net Revenue.

     Consulting. Net revenue in this segment decreased by $13.8 million, or 19.3%, to $57.4 million for the year ended December 31, 2001, as compared to $71.2 million for the year ended December 31, 2000. The revenue decrease was primarily due to a decline in demand for this segment's services.

     Outsourcing. Net revenue in this segment increased by $1.3 million, or 4.5%, to $29.3 million for the year ended December 31, 2001, as compared to $28.0 million for the year ended December 31, 2000. The revenue increase was primarily the result of the signing of a significant outsourcing agreement during the second quarter of 2001, partially offset by the planned completion of two outsourcing agreements during 2001.

Net Cost of Services.

     Consulting. Net cost of services in this segment decreased by $21.0 million, or 37.1%, to $35.4 million for the year ended December 31, 2001, as compared to $56.4 million for the year ended December 31, 2000. The decrease was due primarily to lower consultant compensation expenses as a result of the reduction in consultant headcount in this segment. Net cost of services as a percentage of net revenue for this segment decreased to 61.7% for the year ended December 31, 2001, as compared to 79.2% for the year ended December 31, 2000. The decrease was attributable to lower consultant headcount in this segment.

     Outsourcing. Net cost of services in this segment were $21.3 million for the year ended December 31, 2001, which is consistent with the year ended December 31, 2000. Net cost of services as a percentage of net revenue for this segment decreased to 72.6% for the year ended December 31, 2001, as compared to 76.0% for the year ended December 31, 2000. The decrease was attributable to increased consultant utilization in this segment.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $32.5 million, or 44.3%, to $40.8 million for the year ended December 31, 2001, as compared to $73.3 million for the year ended December 31, 2000. The decrease was primarily attributable to reductions in: personnel and related costs, marketing, communication, facility and outside professional fee expenditures, depreciation, goodwill amortization and charges related to the accounts receivable allowance, litigation and claims, as well as efficiencies achieved in continuing education programs. Selling, general and administrative expenses as a percentage of net revenue decreased to 47.1% from 73.8%. The decrease is primarily attributable to increased operating efficiencies as a result of our cost-cutting measures.

     Restructuring charges. Restructuring charges were $3.1 million for the year ended December 31, 2001, as compared to $4.2 million for the year ended December 31, 2000. The decrease was primarily due to the majority of the charges associated with the implementation of the restructuring plan during the year ended December 31, 2000, being recorded during the third and fourth quarter of 2000. Restructuring charges recorded during the year ended December 31, 2001, consisted primarily of costs incurred as a result of the acceleration of lease costs associated with office space we determined was no longer necessary in our current business model and had been unable to sublet as of December 31, 2001. The restructuring charges also consisted of the write-off of property and equipment associated with closed office facilities, the write-off of leasehold improvements related to closed or sublet office space and severance costs related to our continued organizational restructuring, partially offset by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Restructuring charges recorded during the year ended December 31, 2000, consisted primarily of severance costs related to the reduction in workforce, the write-off of property and equipment and the closing of various office facilities. Refer to Note 10 ("Restructurings") of our consolidated financial statements included herein, for further details on the components of the restructuring charges.

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

LIQUIDITY AND CAPITAL RESOURCES

     In connection with the restructuring plan initiated during 2000, we recorded restructuring charges of approximately $3.1 million during the year ended December 31, 2001. These charges primarily related to the accelerated expense associated with certain lease obligations, the write-off of property and equipment and leasehold improvements, and severance costs related to our continued organizational restructuring, partially offset by a reduction to the 2000 accrual for restructuring costs. During the year ended December 31, 2002, we recorded additional restructuring charges of approximately $3.3 million, which consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our continued organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. Refer to Note 10 ("Restructurings") of our consolidated financial statements included herein, for further details on the components of the restructuring charges. During the year ended December 31, 2002, we had cash outflows associated with these restructuring charges of approximately $951,000, of which approximately $840,000 related to the accelerated expense associated with certain lease obligations, which was accrued for as of December 31, 2001 and approximately $111,000 related to severance costs, which was included in additional charges recorded during 2002. The current accrued liability for additional cash outflows, related to severance costs and the accelerated expense associated with certain lease obligations, is approximately $3.1 million and will be payable as follows: $1,373,000 during 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and $183,000 during 2007.

     Our primary capital needs have been, and will be, to fund our outsourcing and solution sales initiatives, as well as our capital expenditures. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the winning of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center facilities. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with operating revenues, can also affect our need for capital resources. For all of these reasons and those identified in the other risk factors discussed herein, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

     If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, and if we do not obtain the expected credit agreements, or if an event of default occurs under our current and/or anticipated credit agreements with our lenders and we are required to repay all outstanding indebtedness under the credit agreements, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We could also, in such event, face the need to delay or reduce the development of services or the pursuit of contracts that would require significant investment to complete. We could also face the need to reduce staffing levels and related expenses or potentially to liquidate or mortgage selected assets.

     If the Company decides that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase liquidity of our pool of publicly traded stock or for any other reason, we may decide to issue equity or debt, notwithstanding that our currently available funds are sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. We may decide to enter into such a transaction to raise cash even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of our common stock and our shareholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our inability to obtain additional financing when needed could impair our ability to develop products and services for the market; to enter into or implement new outsourcing contracts; to implement our business strategies; and may otherwise materially and adversely affect our financial condition.

     At December 31, 2002, we had cash and cash equivalents of $14.6 million and working capital of $12.4 million, as compared with cash and cash equivalents of $16.9 million and working capital of $19.0 million at December 31, 2001.

     As of December 31, 2002, we have a line of credit arrangement at Comerica Bank N.A. allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, we could have borrowed $6.1 million on the line of credit as of December 31, 2002; $2.9 million was outstanding. Borrowings under the line mature in April 2003. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at December 31, 2002 was 4.25%. The line is collateralized by accounts receivable and any deposits held by the bank. We did not meet certain financial operating covenants as of December 31, 2002, and have repaid the outstanding balance. We are currently negotiating a new line of credit. In addition, we have letters of credit of approximately $1.6 million issued by a bank, secured by bank deposits.

     Our net cash provided by operations increased to $1.2 million for the year ended December 31, 2002, compared with $1.1 million for the year ended December 31, 2001.

     Net cash of $3.8 million used in investing activities during the year ended December 31, 2002, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing contracts.

     Net cash of $331,000 provided by financing activities during the year ended December 31, 2002, was the result of the exercises of stock options and principal payments received for stockholders' notes receivables, partially offset by payments on our capital lease obligations.

     We do not believe that inflation has had a material effect on the results of our operations.

QUARTERLY RESULTS

    The following table sets forth certain unaudited quarterly operating information for each of the last eight quarters.

                                                                             QUARTER ENDED
                                        MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,    MAR. 31,  JUNE 30,    SEPT. 30,  DEC. 31,
                                         2001        2001       2001       2001       2002       2002        2002       2002
                                       --------    --------   --------   --------   --------   --------    --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue ........................   $ 21,778    $ 22,115   $ 21,308   $ 21,520   $ 21,257   $ 22,021    $ 20,826   $ 20,004
Net cost of services ...............     15,298      14,221     13,649     13,553     14,190     14,626      14,992     15,323
Selling, general and
  administrative expenses ..........     10,903      10,825      9,615      9,490      8,467      8,396       8,007      7,946
Restructuring charges, net .........       --           169        216      2,727       --         --          --        3,308
Impairment of assets ...............       --          --         --         --         --         --          --          571
Impairment of goodwill .............       --          --         --         --         --         --          --        8,223
                                       --------    --------   --------   --------   --------   --------    --------   --------
Loss from operations ...............     (4,423)     (3,100)    (2,172)    (4,250)    (1,400)    (1,001)     (2,173)   (15,367)
Other income (expense), net ........         (8)        235        129     (3,976)        72         57          50         (3)
                                       --------    --------   --------   --------   --------   --------    --------   --------

Loss before income tax benefit .....     (4,431)     (2,865)    (2,043)    (8,226)    (1,328)      (944)     (2,123)   (15,370)
Income tax benefit .................       --          --         --         --       (2,301)      --          --         --
                                       --------    --------   --------   --------   --------   --------    --------   --------
Net earnings (loss) ...............    $ (4,431)   $ (2,865)  $ (2,043)  $ (8,226)  $    973   $   (944)   $ (2,123)  $(15,370)
                                       ========    ========   ========   ========   ========   ========    ========   ========
Net earnings  (loss) per share
  - basic .........................    $  (0.40)   $  (0.26)  $  (0.19)  $  (0.77)  $   0.09   $  (0.09)   $  (0.20)  $  (1.43)
Net earnings  (loss) per share
  - diluted .......................    $  (0.40)   $  (0.26)  $  (0.19)  $  (0.77)  $   0.08   $  (0.09)   $  (0.20)  $  (1.43)
Shares used in calculating net
  earnings  (loss) per share -
  basic ............................     10,990      10,990     10,977     10,725     10,733     10,748      10,758     10,765
Shares used in calculating net
  earnings (loss) per share -
  diluted ..........................     10,990      10,990     10,977     10,725     11,513     10,748      10,758     10,765

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

     As a result of the factors above, and others, period-to-period comparison of our revenue and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate change market risk in connection with our credit facilities with our bank. The interest rates on these facilities are tied to the bank's prime rate, and changes in the variable rate will have an impact on our interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are annexed to this Report as pages F-2 through F-18. An index to such statements appears on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We have set forth information regarding executive officers (two of whom are also directors) in Part I of this report. The following are our additional directors as of this date:

     John L. Silverman (age 61) has served as our Chairman since March 2003 and as a Director since October 1997. Mr. Silverman is currently an independent consultant to the healthcare industry. From 1995 through 1997, he served as chief executive officer of AsiaCare, Inc., a southeast Asian healthcare investment company. From 1990 to August 1997, he was the Vice President and Chief Financial Officer of Chi Systems, Inc., a healthcare consulting company. Mr. Silverman is currently a director of Integrated Health Services, Inc., MHM Services, Inc., Tangerine Technologies, Inc. and DocNet.com Inc.

     Ronald V. Aprahamian (age 56) has served as Director since October 2000. He served as Chairman of the Company from October 2000 to March 2003. Previously, Mr. Aprahamian founded and served as chairman and chief executive officer of Compucare, Inc. and The Compucare Company. Mr. Aprahamian has served as chairman of the Center for Healthcare Information Management, and is a board member and investor of Sunrise Assisted Living, Inc. Mr. Aprahamian was a director of Metrocall, Inc. from May, 1995 until September, 2002. He currently serves as a consulting director at Riggs National Bank of Washington, D.C.

     Richard P. Saslow (age 56) has served as a Director since August 1996. Mr. Saslow practiced business law and commercial litigation with the firm of Butzel Long, PC from January 1991 to January 1997. Prior to that period, Mr. Saslow practiced law with the firm of Butzel, Keidan, Simon, Meyers & Graham from 1974 to 1990. Mr. Saslow joined the Company in January 1997 and has served since that time as Vice President and General Counsel.

     Douglas S. Peters (age 59) has served as a Director since August 1996. Mr. Peters previously served as the President and Chief Executive Officer of Jefferson Health System from its formation in 1995 until 2002. Previous to that, Mr. Peters served in the same capacity for Main Line Health, Inc. Mr. Peters was a Senior Vice President with Blue Cross Blue Shield of Illinois and prior to that was the President of Henry Ford Health System. Mr. Peters has 36 years of healthcare industry experience. Mr. Peters is also a director of the Philadelphia Contributionship. Mr. Peters is a Fellow of the American College of Healthcare Executives ("ACHE").

     Satish K. Tyagi (age 46) has served as a Director since April 2001. Mr. Tyagi has been a Principal Partner with Delta Capital & Research ("DC&R") since he founded DC&R in 2000. He is also engaged with Schroder Ventures Life Sciences as Venture Partner. From 1997 until 2000, Mr. Tyagi was Managing Director, Institutional Research at SG Cowen Securities Corp. Prior to that he was Managing Director, Equity Research at Jefferies Group, Inc. Mr. Tyagi has over 18 years of experience in the healthcare industry, including six years in healthcare management consulting.

     Reginald M. Ballantyne III (age 59) has served as a Director since August 1996. Mr. Ballantyne was initially appointed to the Company's Advisory Council in 1995. He has held the position of Corporate Officer and Senior Vice President, Market Strategy and Government Affairs, for Vanguard Health Systems, Inc. since May 2001. From 1984 to 2001, he served as President of PMH Health Resources, Inc. ("PMH"), a not-for-profit, multi-unit healthcare organization whose mission was serving a large indigent and disadvantaged patient population in the Phoenix, Arizona area. In February 2001, PMH filed a reorganization/section 363 proceeding in order to implement the sale of the business and assets of PMH to Vanguard Health Systems, Inc. ("Vanguard"). Prior to serving as President of PMH, Mr. Ballantyne served as President of Phoenix Memorial Hospital. Mr. Ballantyne was elected Chairman of the American Hospital Association ("AHA") in 1997 and served as Speaker of the AHA House of Delegates in 1998. He is a Fellow of the American College of Healthcare Executives ("ACHE") and a recipient of the ACHE Gold Medal Award for Management Excellence. Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners.

SECTION 16(a) BENEFICIAL OWNER REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and any persons who own more than ten percent (10%) of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2002, all such Section 16(a) filing requirements were complied with, except for a Form 5 which was required to be filed by Mr. Tyagi by February 14, 2003 and was filed on February 20, 2003, and Form 4s which were required to be filed on December 13, 2002 and December 15, 2002 by each of Mr. Helppie, Mr. Aprahamian, Mr. Huntzinger and Mr. Sorensen and were filed on March 20, 2003.

ITEM 11. EXECUTIVE COMPENSATION

GENERAL

     The following table sets forth all compensation awarded or earned during the last three fiscal years by our Chief Executive Officer, and the three other executive officers who were serving at the end of our last completed fiscal year (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG TERM
                                                              ANNUAL COMPENSATION(1)          COMPENSATION
                                                     ---------------------------------------  -------------
                                                                                              SECURITIES
      NAME AND PRINCIPAL                    FISCAL                              OTHER ANNUAL   UNDERLYING     ALL OTHER
           POSITION                          YEAR     SALARY(4)        BONUS    COMPENSATION   OPTIONS(#)   COMPENSATION(2)
-------------------------------             ------   ---------       --------   ------------   ----------   ---------------
Richard D. Helppie, Jr. ................... 2002     $327,615        $      0     $      0       43,214       $  1,136
  Chief Executive Officer                   2001      337,012               0            0            0          1,178
  of the Company                            2000      329,236               0            0       45,000          1,405

Charles O. Bracken ........................ 2002     $312,746        $      0     $      0       20,000       $  1,110
  Executive Vice President                  2001      320,000               0            0       50,000          1,149
  of the Company                            2000      320,008          20,000            0       50,000          1,376

George S. Huntzinger ...................... 2002     $291,771        $      0     $      0       20,000       $  1,070
  President and Chief Operating             2001      286,000               0            0      200,000          1,106
  Officer of the Company                    2000       58,300(3)            0            0            0            222

Richard R. Sorensen ....................... 2002     $215,008        $      0     $      0       20,000       $    978
   Chief Financial Officer of               2001      219,231               0            0       50,000          1,005
   the Company                              2000      200,000               0            0       20,000          1,203


(1) Effective January 4, 1999, we entered into agreements with Messrs. Helppie and Bracken which provided them with aggregate potential annual compensation of $967,000, comprised of base salary and bonus compensation under their 2002 bonus plan that is awarded at the discretion of the Board of Directors and is based on various factors set by the Board such as achievement of performance criteria. Effective September 15, 2002, we entered into an agreement with Mr. Huntzinger which provided him with annual compensation of $336,000. Effective January 7, 2001, we entered into an agreement with Mr. Sorensen, which provided him with annual compensation of $220,000.

(2) Represents approximate amounts paid by us during fiscal 2002 for (i) long-term and short-term disability insurance premiums as follows: Messrs. Helppie, Bracken, Huntzinger and Sorensen - $688 each; and (ii) life insurance premiums for which we are not the beneficiary as follows: Mr. Helppie - $448, Mr. Bracken - $422, Mr. Huntzinger - $382 and Mr. Sorensen
     - $290.

(3) Represents Mr. Huntzinger's compensation from October 11, 2000, the date on which he joined our Company, until December 31, 2000.


(4) The aggregate compensation opportunity, including both salary and bonus, of the Named Executive Officers as a group in 2002 was $1,633,000. However, the Named Executive Officers received actual compensation in 2002 of approximately $1,147,000 due to our financial performance. The Named Executive Officers voluntarily forfeited a portion of their salaries and did not receive bonuses in 2002.

EXECUTIVE OPTION GRANTS

     The following table contains information concerning the stock option grants made to each of the Named Executive Officers in 2002.

OPTION GRANTS IN FISCAL 2002

                                            INDIVIDUAL GRANTS
                           ---------------------------------------------------                          POTENTIAL REALIZABLE
                                           PERCENT                                                         VALUE AT ASSUMED
                            NUMBER OF      OF TOTAL                                                     ANNUAL RATES OF STOCK
                           SECURITIES      OPTIONS      EXERCISE                    STOCK PRICE          PRICE APPRECIATION
                           UNDERLYING     GRANTED TO     PRICE                  COMPOUNDED ANNUALLY      FOR OPTION TERM(1)
                            OPTIONS      EMPLOYEES IN     PER       EXPIRATION  --------------------    ---------------------
       NAME                 GRANTED       FISCAL 2002   SHARE(2)       DATE       5%          10%         5%        10%
----------------------     ----------    ------------   --------    ----------  -------      -------    --------   --------
Richard D. Helppie, Jr.     18,750          2.7%          $8.500       1/7/12    $13.85      $22.05     $100,313   $254,063
                             8,569          1.2%           6.699      2/27/12     10.91       17.38       36,084     91,525
                            11,431          1.6%           6.090      2/27/12      9.92       15.80       43,781    110,995
                             4,464          0.6%           1.960     11/11/12      3.19        5.08        5,491     13,928

Charles O. Bracken          20,000          2.9%           6.090      2/27/12      9.92       15.80       76,600    194,200

George S. Huntzinger        20,000          2.9%           6.090      2/27/12      9.92       15.80       76,600    194,200

Richard R. Sorensen         20,000          2.9%           6.090      2/27/12      9.92       15.80       76,600    194,200


----------

(1) In accordance with SEC rules, these columns show gains that might exist for the option over the life of the option, a period of ten years. This valuation is hypothetical; if the stock price does not increase above the exercise price, compensation to the Named Executive Officers will be zero.

(2) Of the 43,214 options granted to Mr. Helppie, 18,750 become exercisable on a quarterly basis (1,875 options per quarter), beginning on April 1, 2002; 20,000 become exercisable on February 29, 2004; and of the remaining 4,464 options, 1,785 became exercisable on December 31, 2002, and 2,679 become exercisable on May 20, 2003. The options granted to Messrs. Bracken, Huntzinger and Sorensen become exercisable on February 29, 2004.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning stock options exercised by the Named Executive Officers during 2002, as well as the value of unexercised options held by such persons on December 31, 2002. The values for in-the-money options (which represent the positive spread between the exercise price of any existing stock options and $2.64 per share, the closing price of the Common Stock as reported by the NASDAQ National Market on December 31, 2002) also are included.

                    AGGREGATE OPTION EXERCISES IN FISCAL 2002
                        AND FISCAL YEAR-END OPTION VALUES


                                                                      NUMBER OF SECURITIES
                                                                     UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                          SHARES                           OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                         ACQUIRED                       DECEMBER 31, 2002              DECEMBER 31, 2002
                                           UPON         VALUE     ----------------------------    ---------------------------
        NAME                              EXERCISE   REALIZED(1)  EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------------                   ---------  -----------   -----------    -------------    -----------   -------------
Richard D. Helppie, Jr. ............         0       $     0           52,410         35,804        $ 1,214         $ 1,822

Charles O. Bracken .................         0             0          120,000         75,000              0               0

George S. Huntzinger ...............         0             0           10,000        220,000              0               0

Richard R. Sorensen ................         0             0           22,600         88,400              0               0

----------

(1) Calculated as the difference between the fair market value of our Common Stock at the time of the option exercise and the exercise price.

COMPENSATION OF DIRECTORS

    Pursuant to the terms of the formula program of the Long-Term Incentive Plan, each of our directors who is not otherwise employed by the Company automatically will be granted an option to purchase 5,000 shares of Common Stock upon the day the director joins the Board and again thereafter on the first day of the quarter following each anniversary of the day the director joined the Board during his or her term, for so long as he/she remains a director. The options will have an exercise price equal to the fair market value of the Common Stock as of the grant date. Three thousand of the shares subject to each option will be fully vested on the date of the grant, and the remaining 2,000 shares subject to the option will become fully vested on the first anniversary of the date of the grant, provided that the director/grantee shall have attended all regularly scheduled meetings of the Board and shall have participated in not less than 80% of all Board conference calls scheduled on notice of not less than 48 hours. In 2002, the Board granted a discretionary option to purchase an additional 5,000 shares of Common Stock to each non-employee director under the terms of the Long-Term Incentive Plan. These options have an exercise price equal to the fair market value of the Common Stock as of the grant date. One thousand shares subject to the option were fully vested on the date of grant, and the remaining 4,000 shares subject to the option will become fully vested on the first anniversary of the date of the grant, provided that the director shall have attended all regularly scheduled meetings of the Board and shall have participated in not less than 80% of all Board conference calls scheduled on notice of not less than 48 hours. In addition, each non-employee director receives an annual fee of $10,000 in compensation for attendance at four regularly scheduled Board meetings, and for participation in special meetings of the Board and Board conference calls. Directors are also reimbursed for travel expenses incurred in connection with attending board and committee meetings.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

     Richard D. Helppie, Jr.'s compensation agreement provided for an annual salary of up to $337,000 in 2002 and his bonus plan provides for an annual bonus in 2002 of an amount not more than $150,000. Mr. Helppie's compensation shall be subject to review of the Compensation Committee of the Board.

     Charles O. Bracken's employment agreement provided for his employment as Executive Vice President at an annual base salary of up to $320,000 in 2002 and his bonus plan provides for an annual bonus of up to $160,000. Under the employment agreement, Mr. Bracken is subject to noncompetition, nonsolicitation and nondisclosure covenants.

     The employment or compensation agreements with each of Mr. Helppie and Mr. Bracken provide salary continuation benefits in the event that the executive officer's employment is terminated by us for any reason other than for cause, which means gross misconduct, embezzlement or attempted embezzlement of money or property of ours or a subsidiary or an affiliate, the executive officer's perpetration or attempted perpetration of fraud on us or a subsidiary or an affiliate, or the executive officer's participation in a fraud or attempted fraud on us. Upon termination for any reason other than for cause, the officer shall receive his base salary for a period of two years in the case of Mr. Helppie and one year in the case of Mr. Bracken from the date of termination and his bonus, if any, earned up through and including the date of termination. In addition, any stock options granted up to the date of termination vest immediately upon termination, but no new stock options will be granted after the date of termination.

     The employment or compensation agreements with each of Mr. Helppie and Mr. Bracken also provide salary continuation benefits in the event that the executive officer's employment is terminated due to a Change in Control of the Company. Upon such termination, the executive officer will receive a lump sum payment in an amount equal to three times the full annual base salary in effect for the year of termination plus three times the full year's bonus opportunity in effect for the year of termination. In addition, stock options granted up to the date of termination vest immediately upon termination; however, no new stock options will be granted after the date of termination.

     George S. Huntzinger's employment agreement provided for his employment, as President and Chief Operating Officer at an annual base salary of up to $336,000 in 2002. Under the employment agreement, Mr. Huntzinger is subject to noncompetition, nonsolicitation and nondisclosure covenants.

     The employment agreement with Mr. Huntzinger provides salary continuation benefits in the event that his employment is terminated by us for any reason other than for cause, which means the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud with respect to us or any of our subsidiaries or any of our respective customers or suppliers, conduct causing us or any of our subsidiaries substantial public disgrace or disrepute, substantial and repeated failure continuing after written notice thereof to perform duties of the office held by Mr. Huntzinger as reasonably directed by the Chief Executive Officer, gross negligence or willful misconduct with respect to us or any of our subsidiaries, or any material breach of the noncompetition, nonsolicitation and nondisclosure covenants of the employment agreement. Upon termination for any reason other than for cause, Mr. Huntzinger shall receive his base salary as if he were employed through December 31, 2003, or for a period of six months from the date of termination, whichever is less. Mr. Huntzinger's rights under our other benefit plans and programs shall be determined in accordance with the terms of such plans and programs as in effect on the date of termination.

     Richard R. Sorensen's employment agreement provided for an annual base salary of up to $220,000 in 2002 and a bonus opportunity of up to $110,000 in 2002. Under the employment agreement, Mr. Sorensen is subject to noncompetition, nonsolicitation and nondisclosure covenants. In the event of Mr. Sorensen's employment termination due to a Change in Control of the Company, Mr. Sorensen will receive salary continuation benefits in a lump sump payment in an amount equal to three times his full annual base salary in effect for the year of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Ronald V. Aprahamian served as a member of our Compensation Committee in 2002. In October 2000, we issued 200,000 shares of common stock to Mr. Aprahamian, for which he paid in part by issuing a promissory note to the Company in the amount of $305,540. Effective July 25, 2002, the promissory note was amended to reduce the interest rate from 9.5% per annum to a per annum rate equal to the prime rate plus 1%. The effective interest rate at December 31, 2002 was 5.25%. The note was also amended to extend the payment due date of all unpaid accrued interest and principal to December 31, 2003. The largest amount of indebtedness outstanding under such note during fiscal 2002 was approximately $366,000 as of December 31, 2002. In May 2001, in connection with the purchase of common stock from a former executive of ours, Mr. Aprahamian assumed an existing term promissory note payable to the Company bearing interest at 7.71% per annum with the entire unpaid principal balance due on December 31, 2015. The largest amount of indebtedness outstanding under such note during fiscal 2002 was approximately $211,000 as of December 29, 2002.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Responsibilities and Composition of the Committee

     The Compensation Committee of our Board of Directors (the "Committee") is responsible for (i) establishing compensation programs for our executive officers, designed to attract, motivate and retain key executives responsible for our success; (ii) administering and maintaining such programs in a manner that will benefit our long-term interests and our stockholders; and (iii) determining the compensation of our Chief Executive Officer. The Committee is composed of two directors, John L. Silverman and Ronald V. Aprahamian. Both of these directors have never served as our employees.

     This report describes the philosophy that underlies the cash and equity-based components of our executive compensation program. It also describes the details of each element of the program, as well as the rationale for compensation paid to our Chief Executive Officer and our executive officers in general.

     Compensation Philosophy and Objectives

     The Committee believes that our executive officer compensation should be determined according to a competitive framework and based on overall financial results, individual contributions and teamwork that help build value for our stockholders. Within this overall philosophy, the Committee bases the compensation program on the following principles:

     Compensation of Executive Officers Generally

     Our executive compensation program is designed to link executive pay to our performance and to provide an incentive to executives to manage us with a principal view of enhancing stockholder value.

     Generally, our executive compensation program makes a significant portion of each executive's cash compensation contingent upon growth and improvement in our results of operations, with the potential to earn exceptional rewards for exceptional performance. More specifically, the program is designed to provide compensation for meeting and exceeding internal goals and to provide incentives to increase the market value of our Common Stock. The program is also designed to attract and retain talented executives who are essential to our long-term success within a highly competitive industry that demands unique talents, skills and capabilities.

     Compensation criteria are evaluated annually to ensure they are appropriate and consistent with the business objectives which are important in meeting our earnings per share, operating profits and revenue goals and in enhancing stockholder value. Our executive compensation policies and programs are intended to: (i) provide rewards contingent upon our and individual performance; (ii) link executive compensation to sustainable increases in and the preservation of stockholder value; (iii) promote teamwork among executives and our other employees; (iv) retain a strong management team; and (v) encourage personal and professional development and growth.

     Base Salary. The Committee reviews the compensation of each of its executive officers not less than annually. The Committee's review takes into consideration both our performance with respect to earnings per share, operating profits and revenue, and also the duties and performance of each executive. In making salary recommendations or decisions, the Committee exercises its discretion and judgment based on the foregoing criteria, without applying a specific formula to determine the weight of each factor considered. The Committee also considers equity and fairness when comparing base salaries of executives.

     Incentive Bonuses. Each of our Named Executive Officers was covered under a bonus plan in 2002. Named Executive Officers have annual and other periodic bonus opportunities in amounts up to $160,000. The bonus paid to each Named Executive Officer, if any, is discretionary up to the dollar levels in their respective bonus plans and may be based on various factors, such as financial performance criteria.

     Executive Compensation in 2002. The aggregate compensation opportunity, including both salary and bonus, of the Named Executive Officers as a group in 2002 was $1,633,000. However, the Named Executive Officers received actual compensation in 2002 of approximately $1,147,000 due to our financial performance. The Named Executive Officers voluntarily forfeited a portion of their salaries and did not receive bonuses in 2002.

     LONG-TERM INCENTIVE COMPENSATION PLAN

     The Committee believes that the granting of stock options and other forms of equity compensation is an important method of rewarding and motivating management by aligning management's interests with those of our stockholders on a long-term basis. In addition, the Committee recognizes that we conduct our business in an increasingly competitive industry and that, in order for us to remain highly competitive and at the same time pursue a high-growth strategy, we must employ the best and most talented executives and managers who possess demonstrated skills and experience. We believe that stock options and other forms of equity compensation have given and continue to give us a significant advantage in attracting and retaining such employees. The Committee believes the Incentive Plan is an important feature of our executive compensation package. Under the Incentive Plan, the Committee may grant options and other forms of equity compensation to executive officers who are expected to contribute materially to our future success. In determining the size of stock option and other equity grants, the Committee focuses primarily on our performance and the perceived role of each executive in accomplishing such performance objectives, as well as the satisfaction of individual performance objectives. The Committee also considers the number of options held, if any, by each executive when making option grants to executive officers. Mr. Helppie received an option grant on January 7, 2002, in connection with our stock option exchange program. Mr. Helppie received an option grant on November 11, 2002, in connection with a special stock program. Also, Mr. Helppie received an option grant on February 28, 2002. The other Named Executive Officers received option grants on February 28, 2002.

     The Committee intends to continue using stock options and other forms of equity compensation as the primary long-term incentive for our executive officers, as they generally provide rewards to executives only to the extent our stock price increases after the options or other equity awards are granted. The Committee feels that stock options and other equity awards granted under the Incentive Plan are an appropriate means to provide executives with incentives that closely align their interests with those of stockholders and thereby encourage them to promote our ongoing success.

     In February 1999, the Board authorized the creation of the Nonstatutory Stock Option Plan (the "Nonstatutory Plan") and reserved 1,000,000 shares of Common stock for issuance under the Nonstatutory Plan. Under the Nonstatutory Plan, we may grant stock options in connection with our acquisitions and other special circumstances. The Nonstatutory Plan has substantially the same form, terms and substance as our Incentive Plan, except that grants issued under the Nonstatutory Plan will not qualify as "incentive stock options" for tax purposes, and our directors and executive officers are not eligible to receive grants under the Nonstatutory Plan.

     POLICY ON DEDUCTIBILITY OF COMPENSATION

     It is the responsibility of the Committee to comply with the provisions of
Section 162(m) of the Internal Revenue Code which, except in the case of "performance-based compensation" and certain other types of compensation, limit to $1,000,000 the amount of our federal income tax deduction for compensation paid to each of the Chief Executive Officer and the other four most highly paid executive officers. The Committee believes that our current compensation arrangements, which are primarily based on performance, are appropriate and in our best interests and the best interests of our stockholders, without regard to tax considerations. Thus, if the tax laws or their interpretation change or other circumstances occur which might make some portion of the executive compensation non-deductible for federal tax purposes, the Committee would not anticipate making significant changes in the basic philosophy and practices reflected in our executive compensation program.

     CHIEF EXECUTIVE OFFICER COMPENSATION

     The Chief Executive Officer's salary, bonus and long-term awards follow the policies set forth above, and are based on both our performance and the satisfaction of individual performance objectives. For the 2002 fiscal year, Mr. Helppie was paid approximately $328,000, and Mr. Helppie received 18,750 options on January 7, 2002, in connection with our stock option exchange program, 20,000 options on February 28, 2002, in connection with his annual compensation review and 4,464 options on November 11, 2002, in connection with our new stock option compensation program. Mr. Helppie did not receive a bonus in 2002.

     The foregoing report has been approved by all of the members of the Committee.

                                                  THE COMPENSATION COMMITTEE

                                                  John L. Silverman, Chairperson

STOCKHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the percentage change in the cumulative total stockholder return on our Common Stock against the NASDAQ Market Index and our selected peer group of providers of consulting and/or information services (the "Peer Group"). The graph assumes that $100 was invested on December 31, 1996, in each of the Company's Common Stock, at a price of $24.75 per share, the NASDAQ Market Index and the Peer Group, and that all dividends were reinvested.

         Performance Graph For Superior Consultant Holdings Corporation
                       Prepared by Media General Financial
               Services Produced on March 24, 2003 including data
                              to December 31, 2002

                               [PERFORMANCE GRAPH]

------------------------------------------------------------------------------------------------------------------
                                            12/31/97    12/31/98     12/31/99     12/31/00    12/31/01   12/31/02
------------------------------------------------------------------------------------------------------------------
Superior Consultant Holdings Corporation     100.00      145.00        47.50        9.17       28.00       8.80
------------------------------------------------------------------------------------------------------------------
NASDAQ Market Index                          100.00      141.04       186.38       112.28      140.40      41.89
------------------------------------------------------------------------------------------------------------------
Peer Group Index                             100.00      141.04       248.76       156.35      124.64      86.94
------------------------------------------------------------------------------------------------------------------

NOTES:

(1)  The Peer Group return is weighted by market capitalization.

(2)  The Peer Group is comprised of the common stock of the following companies:
     Computer Task Group Inc.; Compuware Corp.; DAOU Systems, Inc.; Electronic Data Systems; First Consulting Group, Inc.; Perot Systems Corp.; and Sapient Corporation. Scient Inc., which was included in last year's Peer Group, has filed bankruptcy. Viant Inc., which was included in last year's Peer Group, was acquired by Divine Inc. Scient Inc. and Viant Inc. have been replaced in the Peer Group by Electronic Data Systems and Perot Systems Corp.*



--------
* Pursuant to Item 402(a)(9) of Regulation S-K promulgated by the Securities and Exchange Commission (the "SEC"), neither the "Compensation Committee Report on Executive Compensation" nor the material under the caption "Stockholder Return Performance Graph" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act, as amended (the "Exchange Act"), nor shall such report or such material be deemed to be incorporated by reference in any past or future filing by the Company under the Exchange Act or the Securities Act of 1933, as amended (the "Securities Act").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 28, 2003 by: (i) each person known by us to own beneficially more than five percent (5%) of the outstanding shares of Common Stock; (ii) each of our directors; (iii) each of the Named Executive Officers; and (iv) all directors and Named Executive Officers as a group. Each person named below has an address in care of our principal executive offices. Except as provided in the footnotes below, we believe that each person named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such holder, subject to community property laws where applicable.


                                                  SHARES BENEFICIALLY OWNED(1)
                                                  ----------------------------
           NAME OF BENEFICIAL OWNER                  NUMBER          PERCENT
           ------------------------                ---------         -------
Richard D. Helppie, Jr.(2)(3)..................    3,571,751            33.0
Laird Norton Financial Group, Inc.(4) .........    1,009,800             9.4
Ronald V. Aprahamian(3)(5).....................      878,148             8.1
Heartland Advisors, Inc.(6) ...................      726,800             6.8
Charles O. Bracken(3)..........................      515,148             4.7
George S. Huntzinger(3)........................      488,319             4.4
Richard P. Saslow(3)...........................      114,221             1.1
Richard R. Sorensen(3).........................       94,249               *
John L. Silverman(3)...........................       69,519               *
Douglas S. Peters(3)...........................       60,071               *
Reginald M. Ballantyne III(3)..................       57,000               *
Satish K. Tyagi(3) ............................       36,637               *
                                                   =========         =======
All Directors, Executive Officers and 5%
stockholders as a group........................    7,621,663            65.6

----------

 *  less than 1%

(1) Applicable percentage of ownership as of March 28, 2003 is based upon 10,764,891 shares of Common Stock, which represents all shares outstanding, excluding treasury shares, and is determined by assuming the exercise of options that are held by such persons (but not those held by any other person) which are exercisable within 60 days of the date hereof. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to the shares shown as beneficially owned.

(2) 3,385,729 shares are held by The Richard D. Helppie, Jr. Trust, of which Mr. Helppie is the sole trustee.

(3) Includes shares issuable upon exercise of options currently exercisable or exercisable within 60 days from the date hereof as follows: Mr. Helppie 58,839 shares; Mr. Aprahamian 34,000 shares; Mr. Bracken 175,000 shares; Mr. Huntzinger 210,000 shares; Mr. Saslow 106,200 shares; Mr. Silverman 54,000 shares; Mr. Peters 57,000 shares; Mr. Ballantyne 57,000 shares; Mr. Sorensen 78,800 shares; and Mr. Tyagi 20,000 shares.

(4) According to the Amendment No. 2 to the Report on SEC's Schedule 13G, as of February 14, 2003, Laird Norton Financial Group, Inc. ("LNFG") may be deemed to share voting and dispositive power of 1,009,800 shares of our common stock. Of the 1,009,800 shares of our common stock, a subsidiary of LNFG, Wentworth, Hauser & Voilich ("Wentworth"), may be deemed to share voting and dispositive power of 790,000 shares of common stock with certain persons to whom Wentworth serves as an investment adviser. The remaining 219,800 shares of common stock are held by another subsidiary of LNFG, Laird Norton Trust Company.

(5) Includes 3,000 shares held for the benefit of Polly Aprahamian, Mr. Aprahamian's mother, over which Mr. Aprahamian exercises voting and dispositive power.

(6) According to the Report on SEC's Schedule 13G, as of February 13, 2003, Heartland Advisors, Inc. ("Heartland") may be deemed to have dispositive power over 726,800 shares of our common stock by virtue of its investment discretion and in some cases voting power over client securities, which may be revoked; and William J. Nasgovitz may be deemed to have voting power over 726,800 shares of our common stock as a result of his position with and stock ownership of Heartland and his position as an officer and director of Heartland Group, Inc. which could be deemed to confer upon him voting and/or investment power over the shares Heartland beneficially owns.


EQUITY COMPENSATION PLAN INFORMATION

      The following table contains information, as of December 31, 2002, about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

                          Number of securities
                           to be issued upon                                            Number of securities remaining
                              exercise of          Weighted-average exercise          available for future issuance under
                          outstanding options,    price of outstanding options,       equity compensation plans (excluding
Plan category             warrants and rights         warrants and rights             securities reflected in column (a))
-------------             -------------------     -----------------------------   -----------------------------------------
Equity compensation            3,042,395                      $11.42                                957,605
plans approved by
security holders(1)

Equity compensation              284,380                      $14.37                                715,620
plans not approved by
security holders(2)

                               ---------                                                          ---------
   TOTAL                       3,326,775                      $11.66                              1,673,225
                               =========                                                          =========

----------------------

(1) Consists of shares obtainable from options outstanding under the Company's Long-Term Incentive Plan.

(2) Consists of shares obtainable from options outstanding under the Company's Nonstatutory Stock Option Plan.


NONSTATUTORY STOCK OPTION PLAN

     In February of 1999, the Company adopted the Superior Consultant Holdings Corporation Nonstatutory Stock Option Plan (the "Option Plan"). The Option Plan was subsequently amended in November of 2000. Under the Option Plan, a total of 1,000,000 shares of common stock have been made available for issuance of nonstatutory options. The Option Plan will, unless earlier terminated by the Board, expire on February 24, 2009.

     Options may be granted to employees (other than officers and directors of the Company), consultants and independent contractors of the Company. The Option Plan is administered by the Compensation Committee of our Board. At the time an option is awarded, the Committee shall specify the date or dates upon which the option, or portions of the option, becomes exercisable. The stated term of each option is determined by the Committee at the time an option is granted, provided, however, that the term of the option shall expire earlier upon a termination of the optionee's employment with or engagement by the Company. A participant who ceases to be an employee or other service provider of the Company for any reason other than death, disability, or termination for "cause" will generally be permitted to exercise any option, to the extent it was exercisable on the date of such cessation, but only within three months of such cessation. A participant who is terminated for "cause," as defined in the Option Plan, shall immediately lose all rights to exercise any options. In the case of either death or disability, the option must be exercised within twelve (12) months after the date of death or onset of disability, and prior to the original expiration date of the option. Because the Option Plan excludes officers and directors from participation, it is exempt from the stockholder approval requirements under the current NASDAQ Stock Market listing requirements. As such, we did not seek stockholder approval for the Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In April 1995, we loaned Mr. Bracken $500,000, evidenced by a term promissory note bearing interest at 7.71% per annum. The note provides for equal annual payments of principal and interest of $50,000, payable on December 31 of each year beginning December 31, 1995 with the entire unpaid principal balance due on December 31, 2015. At our option, the entire outstanding indebtedness under the note may be accelerated in the event that Mr. Bracken's employment with us is terminated. The largest amount of indebtedness outstanding under such note during fiscal 2002 was approximately $522,000 as of December 30, 2002.

    In May 2001, in connection with the purchase of common stock from a former executive of ours, Mr. Aprahamian assumed an existing term promissory note payable to the Company in the principal amount of $203,907. This note bears interest at 7.71% per annum and provides for equal annual payments of principal and interest of $25,000, payable on December 31, of each year, with the entire unpaid principal balance due on December 31, 2015. All amounts due under this note will become immediately payable in the event that (a) Mr. Aprahamian resigns as a director, (b) Mr. Aprahamian elects not to stand for reelection as a director or (c) there is a Change in Control of the Company, as defined in a certain Shareholder Agreement entered into by Mr. Aprahamian and the Company. The largest amount of indebtedness outstanding under such note during fiscal 2002 was approximately $211,000 as of December 29, 2002.

    During 2000, we sold 200,000 shares of our common stock for fair market value to each of Mr. Aprahamian and Mr. Huntzinger, in exchange for cash and promissory notes totaling $611,080. The original notes bore interest at 9.5% per annum and required payment of all accrued interest and principal in October 2002. Effective July 25, 2002, the promissory notes were amended to reduce the interest rate of the notes to a per annum rate equal to the prime rate plus 1% and extend the payment due date of all unpaid accrued interest and principal to December 31, 2003. The effective interest rate at December 31, 2002, was 5.25%. The largest amount of indebtedness outstanding under Mr. Aprahamian's note during fiscal 2002 was approximately $366,000 as of December 31, 2002. The largest amount of indebtedness outstanding under Mr. Huntzinger's note during fiscal 2002 was approximately $366,000 as of December 31, 2002.

    We lease an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $470,000, $450,000 and $411,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The rent expense was offset by sublease income of approximately $69,000, $107,000 and $190,000 for the years ended December 31, 2000, 2001 and
2002, respectively.

    Previously, we chartered aircraft from Clearwater Aviation, Inc., of which Mr. Helppie was the sole stockholder. Payments under this arrangement with Clearwater Aviation, Inc. totaled approximately $260,000 in 2000 and $71,000 in 2001. In 2002, we chartered aircraft from RDH II, LLC, of which Mr. Helppie is the sole member. Payments under this arrangement with RDH II, LLC totaled approximately $20,000 in 2002. These arrangements were approved by a majority of all of the independent and disinterested members of the Board of Directors.

    Mr. Saslow, a Director, was a shareholder in the law firm of Butzel Long, PC, Detroit, Michigan. Butzel Long and Mr. Saslow's prior firm Butzel, Keidan, Simon, Myers & Graham, have been our outside general counsel since 1985. Mr. Saslow joined us as a Vice President and General Counsel in January 1997.

    During the years ended December 31, 2000 and 2001, we recognized revenue of approximately $4,100,000 and $1,587,000, respectively, from entities in which we had an equity interest. During the year ended December 31, 2002, we did not recognize any revenue from entities in which we had an equity interest.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The financial statements filed as part of this report are listed in the accompanying Index to Consolidated Financial Statements. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. We will furnish a copy of any exhibit listed to requesting stockholders upon payment of our reasonable expenses in furnishing those materials. We did not file any reports on Form 8-K during the last quarter of the period covered by this report.

ITEM 8.  FINANCIAL STATEMENTS




            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                             PAGE
                                                                                                             ----
Report of Independent Certified Public Accountants..........................................................  F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002................................................  F-3

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002..................  F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 2001 and 2002........  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002..................  F-6

Notes to Consolidated Financial Statements..................................................................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2002, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 2001 and 2002, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/ GRANT THORNTON LLP





Southfield, Michigan
February 27, 2003

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                          December 31,
                                                                                                     ----------------------
                                                               ASSETS                                  2001          2002
                                                                                                     --------      --------
                                                                                                         (In thousands)
Current assets
    Cash and cash equivalents .................................................................     $  16,902      $  14,575
    Accounts receivable, net ..................................................................        14,164         11,959
    Accrued interest receivable and prepaid expenses ..........................................         3,644          3,139
    Refundable income taxes ...................................................................           706            238
                                                                                                    ---------      ---------
                 Total current assets .........................................................        35,416         29,911

Property and equipment, net ...................................................................        14,071         12,737
Real estate held for sale .....................................................................          --              991
Goodwill, net .................................................................................         8,223           --
Other long-term assets, net ...................................................................           897             17
                                                                                                    ---------      ---------
                 Total Assets .................................................................     $  58,607      $  43,656
                                                                                                    =========      =========
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to bank .....................................................................     $   2,925      $   2,925
    Current portion of capital lease obligations ..............................................          --              455
    Accounts payable ..........................................................................         8,565          9,135
    Accrued liabilities, deferred bonuses and compensation ....................................         2,752          2,842
    Deferred revenue ..........................................................................         2,141          2,194
                                                                                                    ---------      ---------
                 Total current liabilities ....................................................        16,383         17,551

Capital lease obligations .....................................................................          --              938
Commitments and contingencies (Note 15) .......................................................          --             --
Stockholders' equity
    Preferred stock; authorized, 1,000,000 shares of $.01 par value; no shares issued or
       outstanding as of December 31, 2001 and December 31, 2002 ..............................          --             --
    Common stock; authorized, 30,000,000 shares of $.01 par value; issued and outstanding,
       11,080,042 shares as of December 31, 2001 and 11,116,991 shares as of
       December 31, 2002 ......................................................................           111            111
    Additional paid-in capital ................................................................       116,062        116,154
    Stockholders' notes receivable ............................................................        (1,536)        (1,221)
    Treasury stock - at cost; 352,100 shares as of December 31, 2001 and December 31, 2002 ....        (3,270)        (3,270)
    Accumulated deficit .......................................................................       (69,143)       (86,607)
                                                                                                    ---------      ---------
                 Total stockholders' equity ...................................................        42,224         25,167
                                                                                                    ---------      ---------
                 Total Liabilities and Stockholders' Equity ...................................     $  58,607      $  43,656
                                                                                                    =========      =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Year Ended December 31,
                                                                         ---------------------------------------
                                                                           2000           2001           2002
                                                                         ---------      ---------      ---------
                                                                           (In thousands, except per share data)
Revenue
    Revenue before reimbursements (net revenue) ........................ $  99,237      $  86,721      $  84,108
    Out-of-pocket reimbursements .......................................    13,618         10,485          8,517
                                                                         ---------      ---------      ---------
         Total revenue .................................................   112,855         97,206         92,625


Operating costs and expenses
    Cost of services before reimbursements (net cost of services) ......    77,674         56,721         59,131
    Out-of-pocket reimbursements .......................................    13,618         10,485          8,517
                                                                         ---------      ---------      ---------
         Total cost of services ........................................    91,292         67,206         67,648

    Selling, general and administrative expenses .......................    73,278         40,833         32,816
    Restructuring charges, net .........................................     4,165          3,112          3,308
    Impairment of assets ...............................................      --             --              571
    Impairment of goodwill .............................................    10,221           --            8,223
                                                                         ---------      ---------      ---------
         Total operating costs and expenses ............................   178,956        111,151        112,566
                                                                         ---------      ---------      ---------
         Loss from operations ..........................................   (66,101)       (13,945)       (19,941)

Other income (expense), net ............................................     6,056         (3,620)           176
                                                                         ---------      ---------      ---------
         Loss before income tax benefit ................................   (60,045)       (17,565)       (19,765)

Income tax benefit .....................................................    (2,492)          --           (2,301)
                                                                         ---------      ---------      ---------
         Net loss ...................................................... $ (57,553)     $ (17,565)     $ (17,464)
                                                                         =========      =========      =========


Net loss per share
    Basic .............................................................. $   (5.48)     $   (1.61)     $   (1.62)
                                                                         =========      =========      =========
    Diluted ............................................................ $   (5.48)     $   (1.61)     $   (1.62)
                                                                         =========      =========      =========
Weighted average number of common shares outstanding
    Basic ..............................................................    10,511         10,920         10,751
                                                                         =========      =========      =========
    Diluted ............................................................    10,511         10,920         10,751
                                                                         =========      =========      =========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Preferred Stock      Common Stock     Additional  Stockholders'
                                                                   ------------------   ----------------    Paid-In        Notes
                                                                   Shares     Amount    Shares   Amount     Capital     Receivable
                                                                   ------     -------   ------   -------   ----------  -------------
                                                                                            (In thousands)
Balance at January 1, 2000 ...................................           2     $  --      10,426   $104    $ 114,174     $    (636)
Net loss .....................................................        --          --          --     --         --            --
Net unrealized loss on investment securities .................        --          --          --     --         --            --
                                                                   -------     -----      ------   ----    ---------     ---------

    Total comprehensive loss .................................
Issuance of common stock .....................................        --          --         600      6          917          (917)
Shares issued (cancelled) in connection with acquisition .....          (1)       --          47      1          652          --
Exercise of stock options ....................................        --          --           2     --           32          --
Expense recognized for fair value of stock options and
    warrants granted .........................................        --          --          --     --          228          --
                                                                   -------     -----      ------   ----    ---------     ---------

Balance at December 31, 2000 .................................           1        --      11,075    111      116,003        (1,553)
Net loss .....................................................        --          --          --     --         --            --
Net unrealized gain on investment securities .................        --          --          --     --         --            --
                                                                   -------     -----      ------   ----    ---------     ---------

    Total comprehensive loss .................................
Tax benefit relating to stock options exercised ..............        --          --          --     --            6          --
Exercise of stock options ....................................        --          --           5     --           16          --
Purchase of 267,100 shares of treasury stock .................        --          --          --     --         --            --
Cancellation of shares issued in connection with acquisition .          (1)       --          --     --           (1)         --
Compensation expense recognized for fair value of stock
 options granted .............................................        --          --          --     --           38          --
Payment on stockholders' notes receivable ....................        --          --          --     --         --              17
                                                                   -------     -----      ------   ----    ---------     ---------

Balance at December 31, 2001 .................................        --          --      11,080    111      116,062        (1,536)
Net loss .....................................................        --          --          --     --         --            --
Tax benefit relating to stock options exercised ..............        --          --          --     --           27          --
Exercise of stock options ....................................        --          --          37     --          115          --
Reversal of compensation expense recognized during 2001 for
    fair value of stock options granted ......................        --          --          --     --          (50)         --
Payments on stockholders' notes receivable ...................        --          --          --     --         --             315
                                                                   -------     -----      ------   ----    ---------     ---------
Balance at December 31, 2002 .................................        --       $  --      11,117   $111    $ 116,154     $  (1,221)
                                                                   =======     =====      ======   ====    =========     =========


                                                                                                   Accumulated
                                                                       Treasury     Retained         Other
                                                                         Stock      Earnings     Comprehensive
                                                                        Amount      (Deficit)    Income (Loss)         Total
                                                                       --------     ---------    -------------      ----------
Balance at January 1, 2000 ........................................    $  (2,270)   $  5,975       $  33,588        $ 150,935
Net loss ..........................................................         --       (57,553)           --            (57,553)
Net unrealized loss on investment securities ......................         --           --          (35,961)         (35,961)
                                                                       ---------    --------        --------        ---------
    Total comprehensive loss ......................................                                                   (93,514)
Issuance of common stock ..........................................         --           --             --                  6
Shares issued (cancelled) in connection with acquisition ..........         --           --             --                653
Exercise of stock options .........................................         --           --             --                 32
Expense recognized for fair value of stock options and
    warrants granted ..............................................         --           --             --                228
                                                                       ---------    --------        --------        ---------

Balance at December 31, 2000 ......................................       (2,270)    (51,578)         (2,373)          58,340
Net loss ..........................................................         --       (17,565)           --            (17,565)
Net unrealized gain on investment securities ......................         --           --            2,373            2,373
                                                                       ---------    --------        --------        ---------
    Total comprehensive loss ......................................                                                   (15,192)
Tax benefit relating to stock options exercised ...................         --           --             --                  6
Exercise of stock options .........................................         --           --             --                 16
Purchase of 267,100 shares of treasury stock ......................       (1,000)        --             --             (1,000)
Cancellation of shares issued in connection with acquisition ......         --           --             --                 (1)
Compensation expense recognized for fair value of stock
 options granted ..................................................         --           --             --                 38
Payment on stockholders' notes receivable .........................         --           --             --                 17
                                                                       ---------    --------        --------        ---------

Balance at December 31, 2001 ......................................       (3,270)    (69,143)           --             42,224
Net loss ..........................................................         --       (17,464)           --            (17,464)
Tax benefit relating to stock options exercised ...................         --           --             --                 27
Exercise of stock options .........................................         --           --             --                115
Reversal of compensation expense recognized during 2001 for
    fair value of stock options granted ...........................         --           --             --                (50)
Payments on stockholders' notes receivable ........................         --           --             --                315
                                                                       ---------    --------        --------        ---------
Balance at December 31, 2002 ......................................    $  (3,270)   $(86,607)       $   --          $  25,167
                                                                       =========    ========        ========        =========




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  Year Ended December 31,
                                                                                           ------------------------------------
                                                                                             2000          2001          2002
                                                                                           --------      --------      --------
                                                                                                         (In thousands)
Cash flows from operating activities:
    Net loss .........................................................................     $(57,553)     $(17,565)     $(17,464)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Depreciation and amortization of property and equipment ....................        5,290         4,083         4,451
          Goodwill amortization ......................................................        1,203           749          --
          Impairment of goodwill .....................................................       10,221          --           8,223
          Bad debt expense ...........................................................        6,378           395          --
          Gain on sale of property and equipment .....................................          (85)         --            --
          Impairment of assets .......................................................         --            --             571
          Restructuring charge - write-off of property and equipment .................        2,356           527            55
          Restructuring charge - write-off of leasehold improvements .................         --             305           888
          Restructuring charge - write-off of capitalized software development costs .         --            --             586
          Restructuring charge - future lease obligations ............................         --           2,231         1,429
          (Gain) loss on sale of investment securities ...............................       (5,161)        4,081          --
          Interest income on marketable debt security ................................         (239)         --            --
          Options and warrants issued to non-employees ...............................          228            38           (50)
          Warrants from business partner .............................................           29          --            --
          Deferred income taxes (benefits) ...........................................        3,171          --            --
          Changes in operating assets and liabilities:
              Accounts receivable ....................................................       12,876         4,915         2,205
              Accrued interest receivable and prepaid expenses .......................       (1,090)         (128)          505
              Refundable income taxes ................................................         (617)        5,399           495
              Accounts payable .......................................................        1,536        (1,295)         (859)
              Accrued liabilities, deferred bonuses and compensation .................          149        (1,021)           90
              Deferred revenue .......................................................       (2,489)       (1,624)           53
                                                                                           --------      --------      --------
                 Net cash provided by (used in) operating activities .................      (23,797)        1,090         1,178

Cash flows from investing activities:
    Purchase of businesses ...........................................................         (873)         --            --
    Proceeds from sale of investment securities ......................................       27,861           571          --
    Purchase of property and equipment ...............................................       (4,382)       (1,747)       (3,836)
    Proceeds from sale of property and equipment .....................................          277          --            --
    Changes in other long-term assets ................................................         (115)         (670)         --
                                                                                           --------      --------      --------
                 Net cash provided by (used in) investing activities .................       22,768        (1,846)       (3,836)

 Cash flows from financing activities:
    (Repayment of) proceeds from line of credit ......................................        5,125        (2,200)         --
    Payments on capital lease obligations ............................................         --            --             (99)
    Proceeds from issuance of common stock ...........................................            6          --            --
    Principal payments on stockholders' notes receivable .............................         --              17           315
    Exercise of stock options ........................................................           32            16           115
    Stock repurchased ................................................................         --          (1,000)         --
                                                                                           --------      --------      --------
                 Net cash provided by (used in) financing activities .................        5,163        (3,167)          331
                                                                                           --------      --------      --------
Net increase (decrease) in cash and cash equivalents .................................        4,134        (3,923)       (2,327)
Cash and cash equivalents, beginning of period .......................................       16,691        20,825        16,902
                                                                                           --------      --------      --------
Cash and cash equivalents, end of period .............................................     $ 20,825      $ 16,902      $ 14,575
                                                                                           ========      ========      ========

 Supplemental disclosure of cash flow information - cash paid for income taxes .......     $     25      $      6      $     73
                                                    cash paid for interest ...........          247           281           160

 Non-Cash Transactions:
    Shares issued in connection with acquisitions ....................................     $    653      $   --        $   --
    Net unrealized gain (loss) on investments, net of deferred income taxes ..........      (35,961)        2,373          --
    Tax benefit from exercise of stock options .......................................         --               6            27
    Purchase of property and equipment financed by capital lease obligations .........         --            --           1,492



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Superior Consultant Holdings Corporation and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Business Activities and Reportable Segments

     We are organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's information technology functions.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2001 and 2002, we have $1,000,000 and $1,572,000 of cash restricted for letters of credit, respectively.

     Accounts Receivable

     Virtually all of our accounts receivable are due from companies in the healthcare industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We typically do not assess interest on past due accounts.

     Property and Equipment

     Property and equipment are stated at cost. Expenditures for renewals and improvements that extend the useful life of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided over the estimated useful lives of depreciable assets using the straight-line method.

     Investment Securities

     We follow Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under SFAS 115, debt and marketable equity securities must be classified in one of three categories: trading, available-for-sale, or held to maturity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and reflected in earnings.

     Income Taxes

     We account for income taxes using the asset and liability approach. Deferred income taxes are provided for the differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The tax benefit from the exercise of certain stock options reduces our accrued income tax liability and increases additional paid-in capital.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     Fair Value of Financial Instruments

     The carrying value of the cash equivalents approximates their estimated fair values based upon quoted market prices. The fair value of stockholders' notes receivables approximates their carrying values based on current rates for instruments with similar characteristics.

     Revenue Recognition

     We recognize revenue on time and materials engagements as the services are provided. For outsourcing contracts, fixed-fee projects and pre-packaged solution sales, we generally recognize revenue ratably over the life of the contract or based on progress toward project milestones. We recognize revenue from our Digital Business Transformation(TM) partnerships, managed trust (digital security) services and support and maintenance agreements ratably over the life of the contract. Deferred revenue represents collections made in advance of services being performed. Reimbursements for out-of-pocket expenses are recorded as revenue.

     Stock-Based Compensation

     Our incentive plan is described more fully in Note 9 "Stock Options and Warrants." We apply the intrinsic value method under APB Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations, for options granted to employees and Board members. No compensation expense is recognized because we award options at the fair market value on the date of grant. For options and warrants to non-employees, we apply Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and accordingly, recognize expense using a fair market value method.

     The following table illustrates the effect if we had applied the fair value recognition provisions of SFAS 123 to options and warrants issued to employees and Board members, using the assumptions described in Note 9. Certain adjustments have been made to the 2000 and 2001 pro forma amounts previously reported, primarily to take into account the effect of forfeitures. The previously reported pro forma net loss for 2000 and 2001 was $67,925 ($6.46 per share) and $33,114 ($3.03 per share), respectively.


                                                                                  Year Ended December 31,
                                                                            --------------------------------
                                                                               2000        2001       2002
                                                                            --------    --------    --------
     Net loss, as reported..............................................    $(57,553)   $(17,565)   $(17,464)
     Deduct stock-based employee compensation expense
        determined under the fair value-based method for
        awards granted, modified, or settled, net of related
        tax effects.....................................................      (7,535)     (7,483)     (5,260)
                                                                            --------    --------    --------
     Pro forma net loss.................................................    $(65,088)   $(25,048)   $(22,724)
                                                                            ========    ========    ========

     Loss per share:
       Basic and diluted - as reported..................................    $  (5.48)   $  (1.61)   $  (1.62)
       Basic and diluted - pro forma....................................    $  (6.19)   $  (2.29)   $  (2.11)


            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income (Loss)

     Comprehensive loss, which is included as a component of stockholders' equity, includes net unrealized gains and losses on investments in marketable equity and debt securities. We sold our remaining holdings of marketable equity securities during the year ended December 31, 2001. The total comprehensive loss is summarized as follows:

                                                                                                Year Ended December 31,
                                                                                           --------------------------------
                                                                                             2000        2001        2002
                                                                                           --------    --------    --------
     Net loss...................................................................           $(57,553)   $(17,565)   $(17,464)

     Other comprehensive income (loss), net of tax:

        Unrealized holding losses on securities arising
           during the period....................................................            (32,890)        (55)       --

        Less:   Reclassification adjustment for realized
                gains (losses) on securities included in net
                loss, net of tax benefit (expense) of $(2,090),
                $1,653 and $0 for the years ended December 31, 2000,
                2001 and 2002, respectively.....................................              3,071      (2,428)       --
                                                                                           --------    --------    --------
     Other comprehensive income (loss), net of tax..............................            (35,961)      2,373        --
                                                                                           --------    --------    --------
     Total comprehensive loss...................................................           $(93,514)   $(15,192)   $(17,464)
                                                                                           ========    ========    =========


     New Accounting Pronouncements

     Accounting for Costs Associated with Exit or Disposal Activities. In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after that date.

     Stock-Based Employee Compensation. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and have included the disclosure requirements of SFAS 148 in the accompanying consolidated financial statements.

     Accounting for Guarantees. In November 2002, the FASB issued FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. We previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have historically issued guarantees only on a limited basis and do not anticipate FIN 45 will have a material effect on our 2003 consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

     Revenue Recognition. In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." We have not determined the effect of adoption of EITF 00-21 on our consolidated financial statements or the method of adoption we will use.

     Reclassifications

     Certain reclassifications were made to the 2000 and 2001 consolidated financial statements to conform to 2002's presentation.

2.   INVESTMENTS

     Securities classified as available-for-sale under Statement No. 115 as of December 31, 2000, consisted of our investment in Neoforma, Inc. common stock, which had a cost basis of $4,652,000, gross unrealized holding losses of $3,988,000 and a market value of $664,000. As of December 31, 2000, the excess of cost over market value of $3,988,000, less the deferred tax benefit of $1,615,000, was charged to the separate component of stockholders' equity called "accumulated other comprehensive income (loss)."

     During the year ended December 31, 2001, we sold our remaining shares of Neoforma, Inc. common stock and recorded a $2,373,000 credit to "accumulated other comprehensive income (loss)."

3.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:


                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                        2000       2001      2002
                                                                       ------     ------   ------
     Allowance for doubtful accounts at beginning of year...........  $ 1,750    $ 6,375  $ 5,200
     Write-offs.....................................................   (1,753)    (1,570)  (1,212)
     Charged to bad debt expense....................................    6,378        395     --
                                                                      -------    -------  -------
     Allowance for doubtful accounts at end of year.................  $ 6,375    $ 5,200  $ 3,988
                                                                      =======    =======  =======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:


                                                            December 31,        Range of
                                                         --------------------    Useful
                                                           2001       2002       Lives
                                                         --------   --------   ---------
Office furniture and equipment.........................  $  6,020   $  6,024   5-7 Years
Computer equipment.....................................     7,942     10,233   3-5 Years
Computer software......................................     5,439      6,712   3-5 Years
Capital leases.........................................       -        1,492     5 Years
Building...............................................     4,113      2,825    40 Years
Leasehold improvements.................................     2,777      1,616   2-7 Years
                                                           ------    -------
                                                           26,291     28,902

    Less:  accumulated depreciation and amortization...   (12,618)   (16,185)

Land...................................................       398         20
                                                         --------    -------
Property and equipment, net............................  $ 14,071    $12,737
                                                         ========    =======

     We lease computer equipment under various agreements that expire in 2005. The leases have been accounted for as capital leases for financial reporting purposes, and include interest at rates ranging from 5.4% to 11.7% per annum. Future minimum lease payments under the leases consist of the following:

                                                         Lease
     Years Ending December 31,                          Payments    Principal
     -----------------------                            --------    ---------
       2003.........................................    $   590      $   455
       2004.........................................        590          509
       2005.........................................        449          429
                                                        -------      -------
       Total minimum lease payments.................      1,629      $ 1,393
                                                                     =======
       Less:  amounts representing interest.........       (236)
                                                        -------
       Present value of net minimum lease payments..    $ 1,393
                                                        =======

     The property and equipment classification includes approximately $1,492,000 of items under capital leases as of December 31, 2002. As of December 31, 2002, accumulated amortization of approximately $50,000 was recorded on these assets.

5.   REAL ESTATE HELD FOR SALE

     We recognized an impairment loss of approximately $571,000 on real estate in 2002. During the quarter ended December 31, 2002, we decided to sell non-essential real estate in order to reduce operating costs and improve liquidity. We listed the real estate, an office building and undeveloped land adjacent to the building, with an agent in the fourth quarter of 2002, and sold the real estate in February 2003. The fair value of the real estate, approximately $991,000, was based on the ultimate sale price less costs to sell.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

6.   GOODWILL AND GOODWILL IMPAIRMENT

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), issued by the Financial Accounting Standards Board. SFAS 142 addresses how intangible assets that are acquired should be accounted for upon acquisition. SFAS 142 specifies, among other things, that goodwill is not subject to amortization. During 2002, in accordance with SFAS 142, we ceased the amortization of goodwill. The following table shows on a comparative basis what net loss and net loss per share would have been exclusive of amortization expense (including any related tax effects):

                                                                Year Ended December 31,
                                                         -------------------------------------
                                                            2000          2001         2002
                                                          --------     --------      --------
     Reported net loss.................................   $(57,553)    $(17,565)     $(17,464)
     Add:  goodwill amortization.......................      1,203          749           -
                                                          --------     --------      --------
     Adjusted net loss.................................   $(56,350)    $(16,816)     $(17,464)
                                                          ========     ========      ========

     Basic and diluted net loss per share:
        Reported net loss per share....................   $  (5.48)    $  (1.61)     $ (1.62)
        Add:  goodwill amortization....................       0.11         0.07           -
                                                          --------     --------      --------
        Adjusted net loss per share....................   $  (5.37)    $  (1.54)     $ (1.62)
                                                          ========     ========      ========

     As of January 1, 2002, we have recorded goodwill of approximately $22.8 million and accumulated amortization of approximately $14.6 million. In addition, as a result of ceasing the amortization of goodwill, we are required under SFAS 142 to perform an impairment assessment at least annually. During the fourth quarter ended December 31, 2002, we performed our annual assessment. We estimated fair value using market capitalization, the expected present value of future cash flows, and other available information. Based on our findings, we concluded that goodwill was fully impaired, and recorded approximately $8.2 million of impairment losses.

         The following are changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002, respectively.


                                                                      Consulting   Outsourcing
                                                                        Segment      Segment       Total
                                                                      ---------    -----------   --------
Balance as of January 1, 2001.....................................    $  6,569     $  2,404      $  8,973
Amortization of goodwill..........................................        (554)        (195)         (749)
Cancellation of shares issued in connection with acquisition......          (1)        --              (1)
                                                                      --------     --------      --------
Balance as of December 31, 2001...................................       6,014        2,209         8,223

Impairment losses.................................................      (6,014)      (2,209)       (8,223)
                                                                      --------     --------      --------
Balance as of December 31, 2002...................................    $   --       $   --        $   --
                                                                      ========     ========      ========

7.   DEBT

     At December 31, 2001, borrowings under a bank line of credit bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at December 31, 2001 was 4.75%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. We did not meet a certain financial operating covenant as of December 31, 2001. Subsequent to December 31, 2001, the credit agreement was amended to waive the covenant default as of December 31, 2001 and the term extended. In addition, we have letters of credit totaling $1,000,000 issued by a bank, secured by bank deposits.

     At December 31, 2002, we have a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable. Based on the eligibility provisions in the loan agreement, we could have borrowed $6.1 million on the line of credit as of December 31, 2002; $2.9 million was outstanding. Borrowings bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at December 31, 2002 was 4.25%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. We did not meet certain financial operating covenants as of December 31, 2002, and have repaid the outstanding balance subsequent to year-end. We are currently negotiating a new line of credit. In addition, at December 31, 2002, we have letters of credit of approximately $1.6 million issued by a bank, secured by bank deposits.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


8.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                                             December 31,
                                                         -------------------
                                                          2001          2002
                                                         ------       -------
         Payroll and withholding taxes................   $2,032       $1,858
         Commissions..................................      400          567
         Bonuses......................................      320          379
         Other........................................      -             38
                                                         ------       ------
                    Total accrued liabilities.........   $2,752       $2,842
                                                         ======       ======

9.   STOCK OPTIONS AND WARRANTS

     Pursuant to our Long-Term Incentive Plan ("Incentive Plan"), a maximum of 4,000,000 shares of common stock are reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options, may have terms not exceeding ten years when granted. The exercise price of each option equals the market price of our stock on the date of grant. Pursuant to the Company's Nonstatutory Stock Option Plan (The "Nonstatutory Plan"), a maximum of 1,000,000 shares of common stock are reserved for issuance under the Nonstatutory Plan. Under the Nonstatutory Plan, we may grant stock options in connection with our acquisitions and other special circumstances. The Nonstatutory Plan has substantially the same form, terms and substance as our Incentive Plan, except that grants issued under the Nonstatutory Plan will not qualify as "incentive stock options" for tax purposes, and our directors and executive officers are not eligible to receive grants under the Nonstatutory Plan. As of December 31, 2002, we have 300,000 stock warrants outstanding, all of which will expire in 2009.

     For purposes of pro forma disclosures in Note 1 "Summary of Significant Accounting Policies", the estimated fair value of the stock options are amortized to expense over the options' vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   2000       2001       2002
                                                  ------     ------     ------
     Risk free interest rate..................     5.81%      3.95%      3.16%
     Dividend yield...........................        0%         0%         0%
     Volatility factor........................       .92        .93        .88
     Expected option term life in years.......       5.0        5.0        5.0

     A summary of the status of our options and warrants as of December 31, 2000, 2001 and 2002, and changes during the years then ended, is presented below:


                                                                       2000                 2001                 2002
                                                                 ----------------   -------------------   ------------------
                                                                         Weighted              Weighted             Weighted
                                                                          Average               Average              Average
                                                                 Shares  Exercise    Shares    Exercise    Shares   Exercise
                                                                 (000)     Price      (000)      Price      (000)     Price
                                                                 -----    -------    -------   --------    ------   --------
     Outstanding at beginning of year........................     2,311    $32.13      2,924    $24.42       3,380   $ 14.03
     Granted.................................................     1,308    $11.97      1,483    $ 3.32         633   $  6.21
     Exercised...............................................        (2)   $16.00         (5)   $ 3.18         (37)  $  3.10
     Forfeited...............................................      (693)   $24.91     (1,022)   $26.32        (349)  $  5.88
                                                                 ------               ------                ------

     Outstanding at year-end.................................     2,924    $24.42      3,380    $14.03       3,627   $ 13.46
     Exercisable at year-end.................................     1,184    $30.53      1,678    $20.65       2,231   $ 17.59

     The weighted-average grant date fair value of grants during 2000, 2001 and 2002 were $8.80, $2.43 and $4.35, respectively.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


9.   STOCK OPTIONS AND WARRANTS (CONTINUED)

     The following information applies to options and warrants outstanding at December 31, 2002:

                                                        Number      Weighted-Average      Weighted-Average
Range of Exercise Prices                              Outstanding    Exercise Price        Remaining Life
------------------------                              -----------   ----------------      ----------------
$ 1.75 - $10.31.................................        1,885            $ 4.12               8.1 years
$11.75 - $24.75.................................          964            $14.55               5.1 years
$28.00 - $35.75.................................          484            $32.16               2.5 years
$36.00 - $45.13.................................          304            $38.35               5.4 years
                                                        -----
                                                        3,637
                                                        =====

10.  RESTRUCTURINGS

     We have experienced a decline in demand for our services as compared to prior years. Beginning in 2000, we have implemented restructuring plans, endorsed by our Board of Directors, aimed at improving future overall financial performance through operating cost reductions and optimization of our workforce. As a result, we recorded restructuring charges of approximately $4,165,000, $3,112,000 and $3,308,000 during the years ended December 31, 2000, 2001 and 2002, respectively. The restructuring charges are summarized as follows:


                                                                    Year Ended December 31,
                                                                   -------------------------
                                                                   2000      2001      2002
                                                                  ------    ------    ------
Severance costs...........................................        $1,615    $  215   $   350
Write-off of property and equipment.......................         2,356       527        55
Write-off of leasehold improvements.......................           --        305       888
Write-off of capitalized software development costs.......           --        --        586
Closing of various office facilities......................           103       (30)     --
Future lease obligations..................................           --      2,231     1,728
Reduction of accrual related to estimated future
   lease obligations initially recorded during 2001.......           --        --       (299)
Reduction of accrual related to estimated severance
   costs initially recorded during 2000...................           --       (136)     --
Other.....................................................            91       --       --
                                                                  ------    ------   -------
                                                                  $4,165    $3,112   $ 3,308
                                                                  ======    ======   =======


     A summary of the activity of the restructuring-related liabilities, included in accounts payable, is as follows:


                                                              Liabilities                                        Liabilities
                                                                as of                                 2001         as of
                                                               January 1,     2001        2001      Change in   December 31,
                                                                 2001       Additions   Payments     Estimate       2001
                                                               ----------  ----------   --------    ----------   -----------
Severance .................................................     $   400     $   215      $  (479)     $  (136)     $  --
Closing of office facilities ..............................          80        --            (50)         (30)        --
Future lease obligations ..................................        --         2,231         --           --          2,231
                                                                -------     -------      -------      -------      -------
    Total .................................................     $   480     $ 2,446      $  (529)     $  (166)     $ 2,231
                                                                =======     =======      =======      =======      =======


                                                               Liabilities                                       Liabilities
                                                                 as of                                 2002        as of
                                                               January 1,     2002         2002       Change in   December 31,
                                                                  2002      Additions    Payments     Estimate       2002
                                                               ----------   ---------   --------    ---------    ------------
Severance .................................................     $  --       $   350      $  (111)     $  --        $   239
Future lease obligations ..................................       2,231       1,728         (840)        (299)       2,820
                                                                -------     -------      -------      -------      -------
     Total ................................................     $ 2,231     $ 2,078      $  (951)     $  (299)     $ 3,059
                                                                =======     =======      =======      =======      =======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


10.  RESTRUCTURINGS (CONTINUED)

     The 2001 and 2002 expense for future lease obligations represents the present value of our operating lease commitments for facilities no longer being used by us, but not sublet or sublet at amounts less than our obligation. This obligation is payable as follows: $1,134,000 during 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and $183,000 during 2007. We anticipate the remaining severance liabilities will be paid during 2003.

11.  OTHER INCOME

     Other income (expense) consists of the following:


                                                                      Year Ended December 31,
                                                                      ------------------------
                                                                       2000     2001      2002
                                                                      ------    ------   -----
Interest income....................................................   $1,665   $   951   $ 325
Net realized gain (loss) on sale of investment securities..........    5,161    (4,081)    -
Interest expense...................................................     (289)     (251)   (149)
Sundry.............................................................     (481)     (239)    -
                                                                      ------   -------   -----
                                                                      $6,056   $(3,620)  $ 176
                                                                      ======   =======   =====


12.  INCOME TAXES

     The income tax benefit consists of the following:


                                                                             Year Ended December 31,
                                                                          -----------------------------
                                                                            2000       2001      2002
                                                                          --------   -------   --------
Current federal income tax benefit.................................       $ (5,417)  $    -    $(2,236)
Deferred federal income taxes......................................        (14,649)   (5,805)   (4,259)
Current state income taxes.........................................           (243)      -         (65)
Deferred state income taxes........................................         (2,800)   (1,070)     (842)
Tax benefit from exercise of stock options credited
   directly to additional paid-in capital..........................            -           6        27
Valuation allowance................................................         20,617     6,869     5,074
                                                                          --------   -------   -------
                                                                          $ (2,492)  $   -     $(2,301)
                                                                          ========   =======   =======


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:


                                                                                2001          2002
                                                                             ----------     -------
Deferred tax assets:
    Deferred compensation..............................................      $      379     $   676
    Allowance for bad debts............................................           2,106       1,615
    Deferred revenue...................................................             867         889
    Options or warrants issued to non-employees........................           1,338       1,318
    Impairment of goodwill.............................................           4,140       7,470
    Net operating loss carryforward....................................          19,773      22,035
    Other..............................................................             431         -
                                                                             ----------     -------
       Total deferred tax assets.......................................          29,034      34,003

Deferred tax liabilities:
    Depreciation.......................................................          (1,531)     (1,426)
    Other..............................................................             (17)        (17)
                                                                             ----------     -------
       Total deferred tax liabilities..................................          (1,548)     (1,443)
       Deferred tax asset valuation allowance..........................         (27,486)    (32,560)
                                                                             ----------     -------
       Total net deferred tax asset....................................      $      -       $    -
                                                                             ==========     =======

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


12.  INCOME TAXES (CONTINUED)

     A reconciliation of the provision for income taxes follows:


                                                                                  Year Ended December 31,
                                                                             -------------------------------
                                                                                2000       2001       2002
                                                                             --------    -------     -------
         Expected benefit at the statutory rate........................      $(20,415)   $(5,972)    $(6,720)
         Permanent differences and other...............................           349        173         252
         State income tax benefit......................................        (3,043)    (1,070)       (907)
         Change in valuation allowance.................................        20,617      6,869       5,074
                                                                             --------    -------     -------
             Total income tax benefit..................................      $ (2,492)   $   -       $(2,301)
                                                                             ========    =======     =======


     We have net operating loss carryforwards for federal income tax purposes of approximately $54,407,000, the last of which will expire in 2022 if not utilized.

13.   PROFIT-SHARING

     We have a profit-sharing plan which qualifies under Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. There were no contributions made during the years ended December 31, 2000, 2001 and 2002.

14.  NET LOSS PER SHARE

     Loss per share data was computed as follows:


                                                                              Year Ended December 31,
                                                                        --------------------------------
                                                                          2000        2001        2002
                                                                        ----------  ---------   ---------
         Basic:
             Net loss..................................................  $ (57,553)  $(17,565)  $(17,464)
             Weighted-average common shares outstanding................     10,511     10,920     10,751
                                                                         --------    --------   --------
             Basic loss per share......................................  $  (5.48)   $  (1.61)  $  (1.62)
                                                                         ========    ========   ========
         Diluted:
             Net loss..................................................  $ (57,553)  $(17,565)  $(17,464)
             Weighted-average common shares outstanding................     10,511     10,920     10,751
             Dilutive effect of stock options..........................        -          -          -
                                                                         --------    --------   --------
             Weighted-average shares assuming dilution.................     10,511     10,920     10,751
                                                                         --------    --------   --------
             Diluted loss per share....................................  $  (5.48)   $  (1.61)  $  (1.62)
                                                                         =========   ========   ========


     Options and warrants to purchase approximately 2,924,000, 3,380,000 and 3,637,000 shares of common stock with a weighted average exercise price of $24.42, $14.03 and $13.48 were outstanding at December 31, 2000, 2001 and 2002, respectively, but were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


15.  COMMITMENTS AND CONTINGENCIES

     We lease office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such noncancelable operating leases as of December 31, 2002 are summarized as follows:


                                                           Related       All      Sublease
      Years ending December 31:                             Party       Other       Income       Total
      -------------------------                            -------     -------    ---------     -------
         2003 ........................................     $   567     $ 4,106     $(1,290)     $ 3,383
         2004 ........................................         567       2,931        (823)       2,675
         2005 ........................................         567       2,624        (823)       2,368
         2006 ........................................         237       1,264        (142)       1,359
         2007 ........................................        --           743        --            743
         Thereafter ..................................        --           598        --            598
                                                           -------     -------     -------      -------

         Total future minimum lease payments .........     $ 1,938     $12,266     $(3,078)     $11,126
                                                           =======     =======     =======      =======


     Net rent expense amounted to approximately $5,032,000, $3,819,000 and $2,655,000 for the years ended December 31, 2000, 2001 and 2002, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The rent expense was offset by sublease income of approximately $444,000, $1,031,000 and $1,252,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     Effective July 1, 2001, we are required to pay a business partner a royalty of approximately 3.4% of a certain portion of our systems integration revenue. The royalty, up to a cumulative maximum amount of $5.7 million, will be payable in the years the related revenue is recognized. Royalty expense was $27,000 and $26,000 for the years ended December 31, 2001 and 2002, respectively.

     We are involved in various legal proceedings, including business and employment matters of a nature considered normal to our operations. We accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. In our opinion, although the outcome of any legal proceeding cannot be predicted with certainty, our ultimate liability in connection with our current legal proceedings will not have a material adverse effect on our financial position or results of operations.

16.  RELATED PARTY TRANSACTIONS

     We lease an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $470,000, $450,000 and $411,000 for the years ended December 31, 2000, 2001 and 2002, respectively. The rent expense was offset by sublease income of approximately $69,000, $107,000, and $190,000 for the years ended December 31, 2000, 2001 and
2002, respectively.

     During 2000, we sold 600,000 shares of our common stock for fair market value to three newly hired executives, in exchange for cash and promissory notes totaling $916,620. The original notes bore interest at 9.5% per annum and required payment of all accrued interest and principal in October 2002. During the year ended December 31, 2002, one of the original promissory notes was repaid, including all accrued interest. Effective July 25, 2002, two of the promissory notes were amended to reduce the interest rate of the notes to a per annum rate equal to the prime rate plus 1% and extend the payment due date of all unpaid accrued interest and principal to December 31, 2003. The effective interest rate at December 31, 2002 was 5.25%. During 1995, we issued 658,833 shares of our common stock to two stockholders in exchange for promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.71% per annum and require periodic cash payments. Interest income on all notes totaled approximately $70,000, $104,000 and $117,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     We charter aircraft from an entity owned by an officer/stockholder. Payments to the entity were approximately $260,000, $71,000 and $20,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     During the years ended December 31, 2000 and 2001, we recognized revenue of approximately $4,100,000 and $1,587,000, respectively, from entities in which we had an equity interest. During the year ended December 31, 2002, we did not recognize any revenue from entities in which we had an equity interest.

     During the year ended December 31, 2000, we incurred additional operating costs in connection with the execution of the alliance agreement we entered into in May 1999 with a business partner. A portion of these costs was funded by our business partner, and was recorded as a reduction to expense. The reduction in cost of services and selling, general and administrative expenses for the year ended December 31, 2000 was $748,000 and $1,702,000, respectively.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002 (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)


17.  SEGMENT FINANCIAL INFORMATION

     See Note 1 "Summary of Significant Accounting Policies" for a description of our segments. Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses. Unallocated assets consist principally of cash, accrued interest receivable and prepaid expenses.

     We evaluate segment performance and allocate resources based on gross profit. Intrasegment services are provided at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

     The following is a summary of certain financial information by segment for the years ended December 31, 2000, 2001 and 2002 (segment information for 2000 has been restated to conform to the 2001 and 2002 segments):


                                                                               Year Ended December 31,
                                                                     ---------------------------------------
                                                                       2000           2001           2002
                                                                     ---------      ---------      ---------
Revenue:
    Consulting:
       Revenue before reimbursements (net revenue) .............     $  71,242      $  57,463      $  53,634
       Out-of-pocket reimbursements ............................        11,588          8,827          7,997
                                                                     ---------      ---------      ---------
          Total consulting revenue .............................        82,830         66,290         61,631

    Outsourcing:
       Revenue before reimbursements (net revenue) .............        27,995         29,258         30,474
       Out-of-pocket reimbursements ............................         2,030          1,658            520
                                                                     ---------      ---------      ---------
          Total outsourcing revenue ............................        30,025         30,916         30,994
                                                                     ---------      ---------      ---------
             Consolidated revenue ..............................     $ 112,855      $  97,206      $  92,625
                                                                     =========      =========      =========
Gross Profit and Statement of Operations Reconciliation:
          Consulting ...........................................     $  14,843      $  21,993      $  20,500
          Outsourcing ..........................................         6,720          8,007          4,477
                                                                     ---------      ---------      ---------
             Consolidated gross profit .........................        21,563         30,000         24,977

Impairment of goodwill:
          Consulting ...........................................        10,221           --            6,014
          Outsourcing ..........................................          --             --            2,209
                                                                     ---------      ---------      ---------
             Consolidated impairment of goodwill ...............        10,221           --            8,223

Unallocated:
          Selling, general and administrative expenses .........        73,278         40,833         32,816
          Restructuring charges, net ...........................         4,165          3,112          3,308
          Impairment of assets .................................          --             --              571
          Other (income) expense, net ..........................        (6,056)         3,620           (176)
                                                                     ---------      ---------      ---------
             Subtotal ..........................................        71,387         47,565         36,519
                                                                     ---------      ---------      ---------
             Consolidated loss before income tax benefit .......     $ (60,045)     $ (17,565)     $ (19,765)
                                                                     =========      =========      =========
Depreciation and amortization:
          Consulting ...........................................     $   6,216      $   4,637      $   4,131
          Outsourcing ..........................................           277            195            320
                                                                     ---------      ---------      ---------
             Consolidated depreciation and amortization ........     $   6,493      $   4,832      $   4,451
                                                                     =========      =========      =========
Identifiable assets:
          Consulting ...........................................     $  37,788      $  31,082      $  17,477
          Outsourcing ..........................................         7,898          6,982          6,783
          Unallocated ..........................................        32,946         20,543         19,396
                                                                     ---------      ---------      ---------
             Consolidated total assets .........................     $  78,632      $  58,607      $  43,656
                                                                     =========      =========      =========
Expenditures for long-term assets:
          Consulting ...........................................     $   4,463      $   1,747      $   1,440
          Outsourcing ..........................................           792           --            3,888
                                                                     ---------      ---------      ---------
             Consolidated expenditures for long-term assets ....     $   5,255      $   1,747      $   5,328
                                                                     =========      =========      =========

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SUPERIOR CONSULTANT HOLDINGS CORPORATION

March 31, 2003                        By: /s/ RICHARD D. HELPPIE, JR.
                                         ---------------------------------------
                                         Richard D. Helppie, Jr.
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURES                     TITLE                       DATE
            ----------                     -----                       ----

                                       Director                   March 31, 2003
----------------------------------
Ronald V. Aprahamian

/s/ REGINALD M. BALLANTYNE III         Director                   March 31, 2003
----------------------------------
Reginald M. Ballantyne III

/s/ CHARLES O. BRACKEN                 Executive Vice President   March 31, 2003
----------------------------------     and Director
Charles O. Bracken


/s/ RICHARD D. HELPPIE, JR.            Chief Executive Officer    March 31, 2003
---------------------------------      (Principal Executive
Richard D. Helppie, Jr.                Officer) and
                                       Director

/s/ DOUGLAS S. PETERS                  Director                   March 31, 2003
---------------------------------
Douglas S. Peters

/s/ RICHARD P. SASLOW                  Vice President,            March 31, 2003
---------------------------------      General Counsel
Richard P. Saslow                      and Director


/s/ JOHN L. SILVERMAN                  Chairman                   March 31, 2003
---------------------------------
John L. Silverman

/s/ RICHARD R. SORENSEN                Chief Financial            March 31, 2003
---------------------------------      Officer (Principal
Richard R. Sorensen                    Financial and
                                       Accounting Officer)


/s/ SATISH K. TYAGI                    Director                   March 31, 2003
---------------------------------
Satish K. Tyagi

                                 CERTIFICATIONS

                 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14
         OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard D. Helppie, Jr., Chief Executive Officer of Superior Consultant Holdings Corporation, certify that:

     1) I have reviewed this annual report on Form 10-K of Superior Consultant Holdings Corporation;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ RICHARD D. HELPPIE, JR.
March 31, 2003                            --------------------------------------
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


I, Richard R. Sorensen, Chief Financial Officer of Superior Consultant Holdings Corporation, certify that:

     1) I have reviewed this annual report on Form 10-K of Superior Consultant Holdings Corporation;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                            /s/ RICHARD R. SORENSEN
                                          --------------------------------------
                                          Richard R. Sorensen
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                   DESCRIPTION                                                                          PAGE
 ------                                   -----------                                                                          ----
   3.1    Amended and Restated Certificate of Incorporation of the Company, as amended                                          (5)

   3.2    Form of By-Laws of the Company                                                                                        (2)

   4.1    Specimen Common Stock Certificate                                                                                     (2)

  10.1    Form of Indemnification Agreement between the Company and each of its directors and officers                          (2)

  10.2    Form of Long-Term Incentive Compensation Plan                                                                         (2)

  10.3    Amendment to Long-Term Incentive Plan                                                                                 (3)

  10.4    Second Amendment to Long-Term Incentive Plan                                                                          (6)

  10.5    Lease dated March 21, 1996 between PMTC Limited Partnership and Superior                                              (2)

  10.6    Compensation Agreement dated January 5, 1998, as amended, between Richard D. Helppie, Jr. and the Company             (5)

  10.7    Amendment effective January 4, 1999, to Compensation Agreement dated January 5, 1998, between Richard D.
          Helppie, Jr. and the Company                                                                                          (9)

  10.8    Employment Agreement dated January 5, 1998, as amended, between Charles O. Bracken and the Company                    (5)

  10.9    Amendment effective January 4, 1999, to Employment Agreement dated January 5, 1998, between Charles O.
          Bracken and the Company                                                                                               (9)

  10.10   Employment Agreement dated January 20, 1997, as amended, between Richard P. Saslow and the Company                    (5)

  10.11   Amendment effective January 4, 1999, to Employment Agreement dated January 20, 1997, between Richard P.
          Saslow and the Company                                                                                                (9)

  10.12   Amendment effective January 7, 2001, to Employment Agreement dated January 20, 1997, between Richard P.
          Saslow and the Company                                                                                                (9)

  10.13   Employment Agreement dated October 11, 2000, as amended, between George S. Huntzinger and the Company                 (8)

  10.14   Amendment effective June 29, 2001, to Employment Agreement dated October 11, 2000, between George S.
          Huntzinger and the Company                                                                                            (9)

  10.15   Amendment effective September 15, 2002, to Employment Agreement dated October 11, 2000, between George S.
          Huntzinger and the Company                                                                                             *

  10.16   Employment Agreement dated August 10, 1998, as amended January 7, 2001, between Richard R. Sorensen
          and the Company                                                                                                       (8)

  10.17   Promissory Note dated April 20, 1995, executed by Charles O. Bracken in favor of the Company                          (1)

  10.18   Pledge Agreement dated April 20, 1995, between Charles O. Bracken and the Company                                     (1)

  10.19   Stock Purchase Agreement dated October 11, 2000, between Ronald V. Aprahamian and the Company                         (7)

  10.20   Promissory Note dated October 11, 2000, executed by Ronald V. Aprahamian in favor of the Company                      (7)

  10.21   Amendment effective July 25, 2002, to Promissory Note dated October 11, 2000, executed by Ronald V.
          Aprahamian in favor of the Company                                                                                   (10)

  10.22   Pledge Agreement dated October 11, 2000, between Ronald V. Aprahamian and the Company                                 (7)

  10.23   Amendment effective July 25, 2002, to Pledge Agreement dated October 11, 2000, between Ronald V.
           Aprahamian and the Company                                                                                          (10)

  10.24   Stock Purchase Agreement dated October 11, 2000, between George S. Huntzinger and the Company                         (7)

  10.25   Promissory Note dated October 11, 2000, executed by George S. Huntzinger in favor of the Company                      (7)

  10.26   Amendment effective July 25, 2002, to Promissory Note dated October 11, 2000, executed by George S.
          Huntzinger in favor of the Company                                                                                   (10)

  10.27   Pledge Agreement dated October 11, 2000, between George S. Huntzinger and the Company                                 (7)

  10.28   Amendment effective July 25, 2002, to Pledge Agreement dated October 11, 2000, between George S.
          Huntzinger and the Company                                                                                           (10)

  10.29   Shareholder Agreement, dated May 4, 2001, by and between Ronald V. Aprahamian and the Company                         (9)

  10.30   Amended and Restated Promissory Note dated May 4, 2001, executed by Ronald V. Aprahamian in favor
          of the Company                                                                                                        (9)

  10.31   Asset Purchase Agreement, dated August 20, 1998 among the Company, Enterprise Consulting Group, Inc.,
          Whittaker Corporation and Aviant Information, Inc.                                                                    (4)

  10.32   Amended and Restated Credit Agreement, dated September 12, 2000, between the Company and Comerica Bank                (8)

  10.33   First Amendment to Amended and Restated Credit Agreement, dated October 26, 2000, between the Company
          and Comerica Bank                                                                                                     (8)



  10.34   Second Amendment to Amended and Restated Credit Agreement, dated March 23, 2001, between the Company and
          Comerica Bank                                                                                                         (8)

  10.35   Third Amendment to Amended and Restated Credit Agreement, dated August 23, 2001, between the Company and
          Comerica Bank                                                                                                         (9)

  10.36   Fourth Amendment to Amended and Restated Credit Agreement, dated March 29, 2002, between the Company and
          Comerica Bank                                                                                                         (9)

  10.37   Fifth Amendment to Amended and Restated Credit Agreement, dated September 30, 2002, between the Company
          and Comerica Bank                                                                                                      *

  21.1    Subsidiaries of Superior Consultant Holdings Corporation                                                              (5)



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

(8) Incorporated by reference from the Registrant's Form 10-K as filed on April 2, 2001.

(9) Incorporated by reference from the Registrant's Form 10-K as filed on April 1, 2002.

(10) Incorporated by reference from the Registrant's Form 10-Q as filed on November 14, 2002