Form 10-Q
period 2003-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2003-05-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


  x    QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
-----                               OF 1934
                 For the quarterly period ended March 31, 2003


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
Yes  X    No
    ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes       No  X
    ---      ---

As of May 14, 2003, 10,764,891 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2003
                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Balance Sheets as of March 31, 2003 and
               December 31, 2002 (unaudited)                                 3

               Consolidated Statements of Operations for the three
               months ended March 31, 2003 and 2002 (unaudited)              4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 2003 and 2002 (unaudited)              5

               Notes to Consolidated Financial Statements (unaudited)        6

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          10

  Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk                                                  16

  Item 4.      Controls and Procedures                                      16


PART II - OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                  17

CERTIFICATIONS                                                              18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                           MARCH 31,          DECEMBER 31,
                                                                                             2003                 2002
                                                                                           ---------          ------------
                                       ASSETS
Current assets
     Cash and cash equivalents                                                             $ 13,643             $ 14,575
     Accounts receivable, net                                                                14,352               11,959
     Accrued interest receivable and prepaid expenses                                         3,485                3,139
     Refundable income taxes                                                                    164                  238
                                                                                           --------             --------

        Total current assets                                                                 31,644               29,911

Property and equipment, net                                                                  17,335               12,737
Real estate held for sale                                                                         -                  991
Other long-term assets                                                                           17                   17
                                                                                           --------             --------

        Total Assets                                                                       $ 48,996             $ 43,656
                                                                                           ========             ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to bank                                                                 $  3,100             $  2,925
     Current portion of long-term obligations                                                 1,988                  455
     Accounts payable                                                                         8,462                7,449
     Accrued liabilities, deferred bonuses and compensation                                   4,237                2,842
     Deferred revenue                                                                         2,394                2,194
                                                                                           --------             --------

        Total current liabilities                                                            20,181               15,865

Long-term obligations                                                                         3,049                  938
Other long-term liabilities                                                                   1,486                1,686
Commitments and contingencies (Note 9)                                                            -                    -

Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value;
     no shares issued as of March 31, 2003 and December 31, 2002                                  -                    -

     Common stock; authorized, 30,000,000 shares of $.01 par value; issued,
     11,116,991 shares as of March 31, 2003 and December 31, 2002                               111                  111

     Additional paid-in capital                                                             116,154              116,154

     Stockholders' notes receivable                                                          (1,221)              (1,221)

     Treasury stock - at cost, 352,100 shares as of March 31, 2003
     and December 31, 2002                                                                   (3,270)              (3,270)

     Accumulated deficit                                                                    (87,494)             (86,607)
                                                                                           --------             --------

        Total stockholders' equity                                                           24,280               25,167
                                                                                           --------             --------

        Total Liabilities and Stockholders' Equity                                         $ 48,996             $ 43,656
                                                                                           ========             ========


                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                       -------------------------------
                                                                                         2003                    2002
                                                                                       -------                 -------
Revenue
   Revenue before reimbursements (net revenue)                                        $ 21,891                $ 21,257
   Out-of-pocket reimbursements                                                          1,851                   1,820
                                                                                      --------                --------

      Total revenue                                                                     23,742                  23,077

Operating costs and expenses
   Cost of services before reimbursements
      (net cost of services)                                                            15,884                  14,190
   Out-of-pocket reimbursements                                                          1,851                   1,820
                                                                                      --------                --------

      Total cost of services                                                            17,735                  16,010

   Selling, general and administrative expenses                                          6,815                   8,467
                                                                                      --------                --------

         Total operating costs and expenses                                             24,550                  24,477
                                                                                      --------                --------

         Loss from operations                                                             (808)                 (1,400)

Other income (expense), net                                                                (79)                     72
                                                                                      --------                --------

         Loss before income tax benefit                                                   (887)                 (1,328)

Income tax benefit                                                                           -                  (2,301)
                                                                                      --------                --------

         Net earnings (loss)                                                          $   (887)               $    973
                                                                                      ========                ========

Net earnings (loss) per share

   Basic                                                                              $  (0.08)               $   0.09
                                                                                      ========                ========

   Diluted                                                                            $  (0.08)               $   0.08
                                                                                      ========                ========

Weighted average number of common shares outstanding

   Basic                                                                                10,765                  10,733
                                                                                      ========                ========

   Diluted                                                                              10,765                  11,513
                                                                                      ========                ========


                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       -------------------------------
                                                                                         2003                    2002
                                                                                       -------                 -------
Cash flows from operating activities:
    Net earnings (loss)                                                               $   (887)               $    973
    Adjustments to reconcile net earnings (loss) to net cash
      used in operating activities:
       Depreciation and amortization of property and equipment                           1,081                   1,054
       Bad debt expense                                                                      -                      47
       Other                                                                                 -                     (50)
       Changes in operating assets and liabilities:
          Accounts receivable                                                           (2,393)                   (927)
          Accrued interest receivable and prepaid expenses                                (346)                    935
          Refundable income taxes                                                           74                  (2,288)
          Accounts payable                                                               1,013                  (1,465)
          Accrued liabilities, deferred bonuses and compensation                         1,395                   1,146
          Deferred revenue                                                                 200                      92
          Other long-term liabilities                                                     (200)                      -
                                                                                      --------                --------

             Net cash used in operating activities                                         (63)                   (483)

Cash flows from investing activities:
    Purchase of property and equipment                                                  (1,683)                   (384)
    Proceeds from sale of real estate                                                      991                       -
                                                                                      --------                --------

             Net cash used in investing activities                                        (692)                   (384)

Cash flows from financing activities:
    Proceeds from line of credit                                                           175                       -
    Payments on long-term obligations                                                     (352)                      -
    Exercise of stock options                                                                -                      56
                                                                                      --------                --------

             Net cash provided by (used in) financing activities                          (177)                     56
                                                                                      --------                --------

Net decrease in cash and cash equivalents                                                 (932)                   (811)


Cash and cash equivalents, beginning of period                                          14,575                  16,902
                                                                                      --------                --------

Cash and cash equivalents, end of period                                              $ 13,643                $ 16,091
                                                                                      ========                ========

Supplemental disclosure of cash flow information -- cash paid for interest            $    175                $     48

Non-Cash Transaction -- purchase of property and equipment
    financed by long-term obligations                                                 $  3,996                $      -



                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2002 annual report on Form 10-K filed by us with the Securities and Exchange Commission on March 31, 2003.

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the three months ended March 31, 2003 presentation.

NOTE 2 - STOCK-BASED COMPENSATION

         We apply the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations, for options granted to employees and Board members. No compensation expense is recognized because we award options at the fair market value of the underlying common stock on the date of grant. For options and warrants to non-employees, we apply Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and accordingly, recognize expense using a fair market value method.

         The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share if we had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148") to options issued to employees and Board members (in thousands, except per share amounts):

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------
                                                                                  2003                    2002
                                                                                -------                 -------
Net earnings (loss), as reported                                                $  (887)                $   973
Deduct:  Total stock-based employee compensation expense
     determined under the fair value-based method for awards
     granted, modified or settled, net of related tax effects                    (1,153)                 (1,223)
                                                                                -------                 -------

Pro forma net loss                                                              $(2,040)                $  (250)
                                                                                =======                 =======
Net earnings (loss) per share
     Basic - as reported                                                        $ (0.08)                $  0.09
                                                                                =======                 =======
     Basic - pro forma                                                          $ (0.19)                $ (0.02)
                                                                                =======                 =======

     Diluted - as reported                                                      $ (0.08)                $  0.08
                                                                                =======                 =======
     Diluted - pro forma                                                        $ (0.19)                $ (0.02)
                                                                                =======                 =======

         The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                             THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------
                                                            2003                      2002
                                                            ----                      ----
Risk free interest rate                                     2.36%                     3.16%
Dividend yield                                                 0%                        0%
Volatility factor                                            .82                       .88
Expected option term life in years                           5.0                       5.0


NOTE 3 - NET EARNINGS (LOSS) PER SHARE

         We account for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Our basic net earnings (loss) per share amounts have been computed by dividing net earnings
(loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share has been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants ("common share equivalents") during the period.

         The computation of diluted net earnings (loss) per share for the three months ended March 31, 2002, includes approximately 780,000 common share equivalents. Options and warrants to purchase approximately 3,632,000 and 2,145,000 shares of common stock with a weighted average exercise price of $13.42 and $20.87 were outstanding at March 31, 2003 and 2002, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

NOTE 4 - SEGMENT FINANCIAL INFORMATION

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

         The following is a summary of certain financial information by segment, for the three months ended March 31, 2003 and 2002 (in thousands). Due to the nature of our business, a majority of the reimbursable out-of-pocket expenses are incurred on consulting engagements.

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                --------------------------
                                                                                  2003               2002
                                                                                -------            -------
Revenue
     Consulting
          Revenue before reimbursements (net revenue)                           $13,991            $13,479
          Out-of-pocket reimbursements                                            1,773              1,669
                                                                                -------            -------

              Total consulting revenue                                           15,764             15,148

     Outsourcing
          Revenue before reimbursements (net revenue)                             7,900              7,778
          Out-of-pocket reimbursements                                               78                151
                                                                                -------            -------

              Total outsourcing revenue                                           7,978              7,929
                                                                                -------            -------

                   Consolidated revenue                                         $23,742            $23,077
                                                                                =======            =======

Gross Profit and Statement of Operations Reconciliation
              Consulting                                                        $ 5,510             $5,202
              Outsourcing                                                           497              1,865
                                                                                -------            -------

                   Consolidated gross profit                                      6,007              7,067

Unallocated
              Selling, general and administrative expenses                        6,815              8,467
              Other (income) expense, net                                            79               (72)
                                                                                -------            -------

                   Subtotal                                                       6,894              8,395
                                                                                -------            -------

                   Consolidated loss before income tax benefit                  $  (887)           $(1,328)
                                                                                =======            =======


         Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

         The income tax benefit for the three months ended March 31, 2003, does not reflect the federal statutory tax rate, primarily due to the provision of a valuation allowance for deferred tax assets as a result of the uncertainty regarding their realization. As of March 31, 2003, we have net operating loss carryforwards for federal income tax purposes of approximately $55.0 million, the last of which will expire in 2023 if not utilized.

NOTE 6 - LINE OF CREDIT

         Subsequent to March 31, 2003, we reached an agreement for a new line of credit allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at March 31, 2003, we would have been able to borrow $5.0 million. The line of credit will bear interest at the prime rate less 0.25% and will be collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. There are no compensating balance requirements. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. The prior line of credit matured on April 15, 2003. Borrowings on that line, which amounted to approximately $3.1 million and bore interest at the greater of the prime rate or 1% plus the Federal funds effective rate, were repaid in April 2003. In addition, we have letters of credit of approximately $1.6 million issued by a bank, secured by bank deposits.

NOTE 7 - LONG-TERM OBLIGATIONS

         We entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. As of March 31, 2003, we have capitalized approximately $4.6 million related to software we have received through that date. The liability associated with the capitalized software is $3.6 million as of March 31, 2003. We currently anticipate the project should be completed during the third quarter of 2004 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred. The principal portion of the obligation matures as follows:
$1.1 million throughout the remainder of 2003, $1.6 million during 2004, $1.7 million during 2005, $1.8 million during 2006, $1.9 million during 2007 and $0.2 million during 2008. We have also capitalized approximately $47,000 of interest related to the project. For consolidated financial statement presentation, we have also included amounts relating to capital lease financing arrangements in long-term obligations.

NOTE 8 - RESTRUCTURINGS

         In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, for further details on the components of these charges.

         A summary of the activity of the restructuring-related liabilities, included in accounts payable and other long-term liabilities, is as follows (in thousands):

                               LIABILITIES AS OF         2003            2003          2003 CHANGE      LIABILITIES AS OF
                                JANUARY 1, 2003       ADDITIONS        PAYMENTS        IN ESTIMATE        MARCH 31, 2003
                               -----------------      ---------        --------        -----------      -----------------
Severance                          $   239                $ -           $(239)             $ -               $     -
Future lease obligations             2,820                  -            (296)               -                 2,524
                                   -------                ---           -----              ---               -------
           Total                   $ 3,059                $ -           $(535)             $ -               $ 2,524
                                   =======                ===           =====              ===               =======


         The obligation is payable as follows: $838,000 throughout the remainder of 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and
$183,000 during 2007.

NOTE 9 - CONTINGENCIES

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

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including, but not limited to: "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors and events which we are unable to accurately predict or over which we have no control. Such factors include, but are not limited to: the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for our offerings, demands upon and consumption of our cash and cash equivalent resources or changes in our access to working capital, regulatory changes and other factors affecting the financial constraints on our clients, economic factors specific to healthcare, general economic conditions, unforeseen disruptions in transportation, communications or other infrastructure components, acquisitions under consideration and the ability to integrate acquisitions on a timely basis. Additional information regarding these risk factors and others, and additional information concerning us are included in our reports on file with the Securities and Exchange Commission.

         We conduct our business in two segments through our primary operating subsidiary, Superior Consultant Company, Inc. ("Superior"). Superior is a nationally deployed, integrated technology services company that provides Digital Business Transformation(TM) services to the healthcare industry, connecting online technologies to business processes that have traditionally been conducted offline. We offer business process and information technology ("IT") outsourcing, management and IT consulting services and solutions to healthcare organizations, including health plans and technology providers, with special emphasis on hospital systems and integrated delivery networks.

         We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's IT functions. We deploy specialized resources to deliver higher quality IT functionality at lower cost and help clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client program/agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation in our processing center, 24/7/365 network monitoring and help desk in our network control center, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides tools, strategies and solutions designed to improve patient safety, enhance financial performance, and promote secure and private Health Insurance Portability and Accountability Act ("HIPAA") compliant transactions.

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

         We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Outsourcing contracts, fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, typically monthly. Revenue on these contracts is generally recognized ratably over the life of the contract or based on progress toward project milestones. As of March 31, 2003, we have six significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract.

         There can be no assurance that we will be able to achieve profit margins on existing and new contracts, which are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts requires significant initial investment by us in the hiring of personnel and the acquisition of equipment to perform the contract. Such expenses are expected to be recovered over the life of the agreement. Some of our agreements call for penalties, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

         We seek to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to our recurring revenue base. In addition, we seek to increase revenue by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, financial improvement, digital communications, system security and privacy expertise. We manage our client development efforts through our internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geography, our CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. Our success in increasing our revenue will be dependent upon, among other factors, the recovery of the marketplace, timely sales, the type, range and quality of our services and solutions, competitive prices, growth and improvement in proposal acceptance rates in outsourcing and consulting, and successful competition in the marketplace. Many of the entities with whom we compete have greater name recognition, financial resources, larger customer bases and greater technical and sales and marketing resources, which may impact our ability to compete against them successfully. In addition, our revenues have and can be impacted by unforeseen disruptions in transportation, communications or other infrastructure components. Should we be unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market's expectations of our financial performance and operating results, which could have a material adverse effect on our common stock price.

         Our most significant expense is cost of services, which consists primarily of consultant compensation expense and operating costs associated with our full outsourcing contracts.

         Historically, consultant compensation expense has grown faster than consultant billing rates. We have sought to address the consultant compensation issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, we have sought to address compensation expense pressures through increased use of stock options as an overall part of our compensation package. These efforts have been hampered in the past by the impact of our stock price and could be affected in the future depending upon market conditions. The market in which we compete for our talented and highly skilled consultant work force is highly competitive. Many of the entities with whom we compete for employees have greater financial and other resources than us, and may be able to offer more attractive compensation packages to candidates than we can, including salary, benefits, stock and stock options. Our ability to successfully operate our business and compete in our market is dependent upon our ability to recruit and retain skilled and motivated sales, management, administrative and technical personnel. If we are unable to recruit and retain consultants to perform new and existing client engagements, our reputation in the industry and our ability to generate revenue will both suffer, which could have a material adverse effect on our business, financial condition and on the price of our common stock. Moreover, our consultants are often key to our client relationships. Loss of key consultants could impair client relationships and adversely affect our ability to gain recurring engagements, which could adversely affect our financial condition.

         Our operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as we continue to migrate additional clients to the processing center, we expect to incur incremental normative costs, which will be offset with savings over time as additional clients are added and we are able to leverage our investment. These costs consist primarily of, but are not limited to: equipment lease costs, depreciation, telecommunication and facility related expenditures. We expect to recover our investment in our processing and network management centers through the performance of multiple outsourcing contracts and network management (NetLinc) contracts utilizing processing center resources. If we are unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to us, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, our ability to recover our processing center investments would be impaired, which could have a material adverse effect on our financial condition. In addition, we will be performing data processing and other client information systems functions through our processing centers. Any failure by us to successfully perform our processing center functions could adversely affect our clients' operations, which could result in contractual performance penalties to us, early termination of one or more contracts, potential legal liabilities and damage to our reputation in the industry, any or all of which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

         Our net cost of services as a percentage of net revenue is primarily driven by how efficiently we utilize our consultant resources and deliver our consulting and outsourcing services and solutions. We attempt to optimize efficient deployment of our consultants through initial engagement planning and by continuously monitoring project requirements, timetables, and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays, and incremental costs associated with the full outsourcing contracts have and can continue to cause us to experience lower gross margins.

         In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial/private payers, and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. These forces have continued to hamper demand for certain of our services in 2003. Furthermore, changes in federal, state and commercial/private payer reimbursement may continue to adversely affect the financial stability and viability of our clients and may impact their ability to contract for and pay for professional services such as those offered by us. We record a provision for estimated uncollectible amounts based on prior collection experience.

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives, as well as state budget deficits and increased defense spending in connection with U.S. war and peace-keeping activities which could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client's site, away from their own city or state of residence. We are, therefore, highly dependent upon effective air travel for the performance of a majority of our client engagements. If, as a result of terrorist attacks, conflicts in the Middle East and other unsettling world events, air travel becomes increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

         In addition, our establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Variations in services and market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of our net cost of services as a percentage of net revenue. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue service offerings that have not been successful in the market. Exiting a service offering can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. In addition, as we have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that office space is closed by us, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under our prime lease(s). In addition, there can be no assurance that existing sublessees under our leases will not default in their rent or other obligations. Default by our sublessees, or an inability by us to sublease excess office space could have an adverse effect on our financial condition.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, outside professional fees and depreciation.

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three months ended March 31, 2003, to the three months ended March 31, 2002. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. Our estimates are based on prior experience, current business and market conditions, as well as various other assumptions we believe are necessary to form a basis for making judgments related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant judgments, assumptions and estimates made by us include, but are not limited to: the allowance for doubtful accounts and restructuring charges. Actual results could differ from these estimates. The following critical accounting policies reflect our more significant judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, for information regarding our significant accounting policies.

         Accounts Receivable Valuation. Virtually all of our accounts receivable are due from companies in the healthcare industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We determined our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We typically have not assessed interest on past due accounts.

         Restructuring Charges. Prior to 2003, we accrued for restructuring charges when we were specifically able to identify actions that needed to be taken in response to a change in our strategic plan, product demand, increased costs or other business factors. Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan. We routinely evaluate the prior restructuring accruals and make any necessary adjustments to reflect any changes in the costs of the restructuring activities. Estimates are based on anticipated costs to exit such activities and are subject to change.

         As of March 31, 2003, the restructuring-related accrual amounted to approximately $2.5 million, which represents the present value of future operating lease obligations for facilities no longer used by us, but not sublet or sublet at amounts less than our obligation. Our restructuring accrual may be adjusted in the future, based on our actual success in subleasing compared to our estimate.

         Our key accounting estimates and policies are reviewed with our auditors and the Audit Committee of our Board of Directors.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Revenue.

         Consulting. Net revenue in this segment increased by $0.5 million or 3.8%, to $14.0 million for the three months ended March 31, 2003, as compared to $13.5 million for the three months ended March 31, 2002. The revenue increase was primarily due to the increased demand for this segment's services.

         Outsourcing. Net revenue in this segment increased by $0.1 million, or 1.6%, to $7.9 million for the three months ended March 31, 2003, as compared to $7.8 million for the three months ended March 31, 2002.

Net Cost of Services.

         Consulting. Net cost of services in this segment increased by $0.2 million, or 2.5%, to $8.5 million for the three months ended March 31, 2003, as compared to $8.3 million for the three months ended March 31, 2002. Net cost of services as a percentage of net revenue for this segment decreased to 60.6% for the three months ended March 31, 2003, as compared to 61.4% for the three months ended March 31, 2002.

         Outsourcing. Net cost of services in this segment increased by $1.5 million, or 25.2%, to $7.4 million for the three months ended March 31, 2003, as compared to $5.9 million for the three months ended March 31, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to March 31, 2002, as well as the increased costs associated with the opening of our new processing center. Net cost of services as a percentage of net revenue for this segment increased to 93.7% for the three months ended March 31, 2003, as compared to 76.0% for the three months ended March 31, 2002. The increase was primarily attributable to the initial costs associated with the signing of two new outsourcing contracts subsequent to March 31, 2002, as well as the costs associated with the opening of our new processing center.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.7 million, or 19.5%, to $6.8 million for the three months ended March 31, 2003, as compared to $8.5 million for the three months ended March 31, 2002. The decrease was primarily attributable to reductions in: personnel and related costs, depreciation, technology, facility and non-billable travel and entertainment expenditures. Selling, general and administrative expenses as a percentage of net revenue decreased to 31.1% for the three months ended March 31, 2003, as compared to 39.8% for the three months ended March 31, 2002. The decrease was primarily attributable to increased operating efficiencies as a result of our disciplined cost controls.

         Other income and expense. Other expense was $79,000 for the three months ended March 31, 2003, as compared to other income of $72,000 for the three months ended March 31, 2002. The change was primarily the result of the increased interest expense incurred on our long-term obligations, as well as the reduced interest earned on our short-term investments during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, for further details on the components of the restructuring charges. During the three months ended March 31, 2003, we had cash outflows associated with these restructuring charges of approximately $535,000, of which approximately $296,000 related to the accelerated expense associated with certain lease obligations and approximately $239,000 related to severance costs, which were accrued for as of December 31, 2002. The current accrued liability for additional cash outflows, related to the accelerated expense associated with certain lease obligations, is approximately $2.5 million and will be payable as follows: $838,000 throughout the remainder of 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and $183,000 during 2007.

         We entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. As of March 31, 2003, we have capitalized approximately $4.6 million related to software we have received through that date. The liability associated with the capitalized software is $3.6 million as of March 31, 2003. We currently anticipate the project should be completed during the third quarter of 2004 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred. The principal portion of the obligation matures as follows: $1.1 million throughout the remainder of 2003, $1.6 million during 2004, $1.7 million during 2005, $1.8 million during 2006, $1.9 million during 2007 and $0.2 million during 2008. We have also capitalized approximately $47,000 of interest related to the project. For consolidated financial statement presentation, we have also included amounts relating to capital lease financing arrangements in long-term obligations.

         Our primary capital needs have been, and will be, to fund our outsourcing and solution sales initiatives, as well as our capital expenditures. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the winning of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center facilities. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with operating revenues, can also affect our need for capital resources. For all of these reasons, the other factors discussed elsewhere in this report and those risk factors identified in our reports on file with the Securities and Exchange Commission, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

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

         If we decide that it is in our best interest to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our pool of publicly traded stock or for any other reason, we may decide to issue equity or debt, notwithstanding that our currently available funds are sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. We may decide to enter into such a transaction to raise cash even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of our common stock and our shareholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our inability to obtain additional financing when needed could impair our ability to develop products and services for the market; to enter into or implement new outsourcing contracts; to implement our business strategies; and may otherwise materially and adversely affect our financial condition.

         At March 31, 2003, we had cash and cash equivalents of $13.6 million and working capital of $11.5 million, as compared with cash and cash equivalents of $14.6 million and working capital of $14.0 million at December 31, 2002.

         Subsequent to March 31, 2003, we reached an agreement for a new line of credit allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at March 31, 2003, we would have been able to borrow $5.0 million. The line of credit will bear interest at the prime rate less 0.25% and will be collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The prior line of credit matured on April 15, 2003. Borrowings on that line, which amounted to approximately $3.1 million and bore interest at the greater of the prime rate or 1% plus the Federal funds effective rate, were repaid in April 2003. In addition, the Company has letters of credit of approximately $1.6 million issued by a bank, secured by bank deposits.

         Our net cash used in operations decreased to $63,000 for the three months ended March 31, 2003, compared with $483,000 for the three months ended March 31, 2002. The decrease in net cash used in operations was primarily due to the increase in accounts payable and decrease in refundable income tax receivables during the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, partially offset by the increase in the net loss, accounts receivable and prepaid expenses during the three months ended March 31, 2003, as compared to March 31, 2002.

         Net cash of $692,000 used in investing activities during the three months ended March 31, 2003, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing contracts, partially offset by the proceeds received from the sale of real estate.

         Net cash of $177,000 used in financing activities during the three months ended March 31, 2003, was the result of payments on our long-term obligations, partially offset by proceeds received on our line of credit.

         We do not believe that inflation has had a material effect on the results of our operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate change market risk in connection with our credit facility with our bank. The interest rate on this facility is tied to the bank's prime rate, and changes in the variable rate will have an impact on our interest expense.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         NONE

(b)      Form 8-K

         On April 25, 2003, we furnished a Current Report on Form 8-K under Item 7, "Financial Statements and Exhibits" and Item 9, "Information Provided Under Item 12 (Results of Operations and Financial Condition)," attaching our April 24, 2003, press release announcing our financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Superior Consultant Holdings Corporation


Date: May 15, 2003                 /s/ Richard D. Helppie, Jr.
                                   _____________________________________________

                                   Richard D. Helppie, Jr.
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 15, 2003                 /s/ Richard R. Sorensen
                                   _____________________________________________

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



Date:  May 15, 2003                         /s/ Richard D. Helppie, Jr.
                                            ___________________________
                                            Richard D. Helppie, Jr.
                                            Chief Executive Officer

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



Date:  May 15, 2003                            /s/ Richard R. Sorensen
                                               _________________________________
                                               Richard R. Sorensen
                                               Chief Financial Officer