Form 10-Q
period 2003-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2003-08-14
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


   x         QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
--------                        EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003


                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
--------                        EXCHANGE ACT OF 1934
                        For the transition period from      to


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

As of August 13, 2003, 10,397,909 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2003
                                      INDEX


                                                                                                             PAGE NO.
                                                                                                             --------
PART I - FINANCIAL INFORMATION

     Item 1.       Financial Statements

                   Consolidated Balance Sheets as of June 30, 2003 and
                   December 31, 2002 (unaudited)                                                                 3

                   Consolidated Statements of Operations for the three and six months ended June
                   30, 2003 and 2002 (unaudited)                                                                 4

                   Consolidated Statements of Cash Flows for the six months ended June 30, 2003
                   and 2002 (unaudited)                                                                          5

                   Notes to Consolidated Financial Statements (unaudited)                                        6

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                                   12

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                   21

     Item 4.       Controls and Procedures                                                                      21


PART II - OTHER INFORMATION

     Item 2.       Changes in Securities and Use of Proceeds                                                    21

     Item 6.       Exhibits and Reports on Form 8-K                                                             22

SIGNATURES                                                                                                      23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                JUNE 30,       DECEMBER 31,
                                                                                                  2003              2002
                                                                                               ---------         ---------
                                     ASSETS

Current assets
     Cash and cash equivalents                                                                 $  18,855         $  14,575
     Accounts receivable, net                                                                     12,608            11,959
     Accrued interest receivable and prepaid expenses                                              3,617             3,139
     Refundable income taxes                                                                         152               238
                                                                                               ---------         ---------

        Total current assets                                                                      35,232            29,911

Property and equipment, net                                                                       19,914            12,737
Real estate held for sale                                                                              -               991
Other long-term assets                                                                               310                17
                                                                                               ---------         ---------
        Total Assets                                                                           $  55,456         $  43,656
                                                                                               =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to bank                                                                     $   2,400         $   2,925
     Current portion of long-term obligations                                                      3,139               455
     Accounts payable                                                                              8,035             7,449
     Accrued liabilities, deferred bonuses and compensation                                        3,170             2,842
     Deferred revenue                                                                              2,334             2,194
                                                                                               ---------         ---------

        Total current liabilities                                                                 19,078            15,865

Senior subordinated debentures, net                                                                5,801                 -
Long-term obligations                                                                              3,676               938
Other long-term liabilities                                                                        1,287             1,686
Commitments and contingencies (Note 10)                                                                -                 -

Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value;
     no shares issued as of June 30, 2003 and December 31, 2002                                        -                 -

     Common stock; authorized, 30,000,000 shares of $.01 par value; issued,
     11,116,991 shares as of June 30, 2003
     and December 31, 2002                                                                           111               111

     Additional paid-in capital                                                                  117,873           116,154

     Stockholders' notes receivable                                                               (1,221)           (1,221)

     Treasury stock - at cost, 352,100 shares as of June 30, 2003
     and December 31, 2002                                                                        (3,270)           (3,270)

     Accumulated deficit                                                                         (87,879)          (86,607)
                                                                                               ---------         ---------

        Total stockholders' equity                                                                25,614            25,167
                                                                                               ---------         ---------

        Total Liabilities and Stockholders' Equity                                             $  55,456         $  43,656
                                                                                               =========         =========

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------          -------------------------
                                                                 2003             2002               2003             2002
                                                                 ----             ----               ----             ----
Revenue
   Revenue before reimbursements (net revenue)                 $ 22,886          $ 22,021          $ 44,777          $ 43,278
   Out-of-pocket reimbursements                                   2,024             2,279             3,875             4,099
                                                               --------          --------          --------          --------

      Total revenue                                              24,910            24,300            48,652            47,377

Operating costs and expenses
   Cost of services before reimbursements
      (net cost of services)                                     16,566            14,626            32,450            28,816
   Out-of-pocket reimbursements                                   2,024             2,279             3,875             4,099
                                                               --------          --------          --------          --------

      Total cost of services                                     18,590            16,905            36,325            32,915

   Selling, general and administrative expenses                   6,555             8,396            13,370            16,863
                                                               --------          --------          --------          --------

         Total operating costs and expenses                      25,145            25,301            49,695            49,778
                                                               --------          --------          --------          --------

         Loss from operations                                      (235)           (1,001)           (1,043)           (2,401)

Other income (expense), net                                        (150)              57               (229)              129
                                                               --------          --------          --------          --------

         Loss before income tax benefit                            (385)             (944)           (1,272)           (2,272)

Income tax benefit                                                   -                -                 -              (2,301)
                                                               --------          --------          --------          --------

         Net earnings (loss)                                   $   (385)         $   (944)         $ (1,272)         $     29
                                                               =========         =========         =========         ========

Net earnings (loss) per share

   Basic                                                       $  (0.04)         $  (0.09)         $  (0.12)         $   0.00
                                                               ========          ========          ========          ========

   Diluted                                                     $  (0.04)         $  (0.09)         $  (0.12)         $   0.00
                                                               ========          ========          ========          ========

Weighted average number of common shares outstanding

   Basic                                                         10,765            10,748            10,765            10,741
                                                               ========          ========          ========          ========

   Diluted                                                       10,765            10,748            10,765            11,444
                                                               ========          ========          ========          ========

                 See notes to consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                              ------------------------------
                                                                                                2003                 2002
                                                                                                ----                 ----
Cash flows from operating activities:
    Net earnings (loss)                                                                       $ (1,272)             $     29
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                                   2,339                 2,115
       Bad debt expense                                                                             19                    47
       Warrants issued to non-employees                                                             20                     -
       Other                                                                                         -                   (50)
       Changes in operating assets and liabilities:
          Accounts receivable                                                                     (668)               (1,886)
          Accrued interest receivable and prepaid expenses                                        (339)                  912
          Refundable income taxes                                                                   86                   420
          Other long-term assets                                                                  (293)                    -
          Accounts payable                                                                         586                  (367)
          Accrued liabilities, deferred bonuses and compensation                                   328                  (241)
          Deferred revenue                                                                         140                   115
          Other long-term liabilities                                                             (399)                    -
                                                                                              --------              --------

               Net cash provided by operating activities                                           547                 1,094


Cash flows from investing activities:
    Purchase of property and equipment                                                          (3,323)               (1,729)
    Proceeds from sale of real estate                                                              991                     -
                                                                                              --------              --------

               Net cash used in investing activities                                            (2,332)               (1,729)


Cash flows from financing activities:
    Repayment of line of credit                                                                   (525)                    -
    Proceeds from senior subordinated debentures                                                 7,500                     -
    Payments on long-term obligations                                                             (910)                    -
    Exercise of stock options                                                                        -                    69
                                                                                              --------              --------

               Net cash provided by financing activities                                         6,065                    69
                                                                                              --------              --------

Net increase (decrease) in cash and cash equivalents                                             4,280                  (566)


Cash and cash equivalents, beginning of period                                                  14,575                16,902
                                                                                              --------              --------

Cash and cash equivalents, end of period                                                      $ 18,855              $ 16,336
                                                                                              ========              ========

Supplemental disclosure of cash flow information -- cash paid for interest                    $    394              $     73

Non-Cash Transactions:
    Purchase of property and equipment financed by long-term obligations                      $  6,193              $      -

    Purchase of a support and maintenance agreement financed by a
      long-term obligation                                                                         139                     -


                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2003

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2002 annual report on Form 10-K filed by us with the Securities and Exchange Commission on March 31, 2003.

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the six months ended June 30, 2003 presentation.

NOTE 2 -- STOCK-BASED COMPENSATION

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


                                                    THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------       -------------------------------
                                                      2003              2002                 2003             2002
                                                  ------------     --------------       -------------    --------------
Net earnings (loss), as reported                  $      (385)     $        (944)       $     (1,272)     $         29
Deduct:  Total stock-based employee
         compensation expense
         determined under the fair value-
         based method for awards
         granted, modified or settled,
         net of related tax effects                    (1,042)            (1,225)              (2,084)          (2,450)
                                                  -----------      -------------        -------------     ------------

Pro forma net loss                                $    (1,427)     $      (2,169)       $      (3,356)    $     (2,421)
                                                  ===========      =============        =============     ============
Net earnings (loss) per share
     Basic - as reported                          $     (0.04)     $       (0.09)       $       (0.12)    $       0.00
                                                  ===========      =============        =============     ============
     Basic - pro forma                            $     (0.13)     $       (0.20)       $       (0.31)    $      (0.23)
                                                  ===========      =============        =============     ============

     Diluted - as reported                        $     (0.04)     $       (0.09)       $       (0.12)    $       0.00
                                                  ===========      =============        =============     ============
     Diluted - pro forma                          $     (0.13)     $       (0.20)       $       (0.31)    $      (0.23)
                                                  ===========      =============        =============     ============

         The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   SIX MONTHS ENDED JUNE 30,
                                                   -------------------------
                                                      2003            2002
                                                      ----            ----
Risk free interest rate                              2.38%            3.16%
Dividend yield                                          0%               0%
Volatility factor                                     .91              .88
Expected option term life in years                    5.0              5.0


NOTE 3 -- NET EARNINGS (LOSS) PER SHARE


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

         The computation of diluted net earnings (loss) per share for the six months ended June 30, 2002, includes approximately 703,000 common share equivalents. Options and warrants to purchase approximately 4,527,000 and 2,125,000 shares of common stock with a weighted average exercise price of $10.42 and $20.97 were outstanding at June 30, 2003 and 2002, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

NOTE 4 -- SEGMENT FINANCIAL INFORMATION

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

         The following is a summary of certain financial information by segment, for the three and six months ended June 30, 2003 and 2002 (in thousands). Due to the nature of our business, a majority of the reimbursable out-of-pocket expenses are incurred on consulting engagements.

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                        -------------------------         -------------------------
                                                                          2003            2002              2003            2002
                                                                          ----            ----              ----            ----
Revenue
  Consulting
     Revenue before reimbursements (net revenue)                        $ 13,718        $  14,197         $ 27,709         $ 27,676
     Out-of-pocket reimbursements                                          1,877            2,140            3,650            3,809
                                                                        --------        ---------         --------         --------
              Total consulting revenue                                    15,595           16,337           31,359           31,485

  Outsourcing
     Revenue before reimbursements (net revenue)                           9,168            7,824           17,068           15,602
     Out-of-pocket reimbursements                                            147              139              225              290
                                                                        --------        ---------         --------         --------

              Total outsourcing revenue                                    9,315            7,963           17,293           15,892
                                                                        --------        ---------         --------         --------

                   Consolidated revenue                                 $ 24,910        $  24,300         $ 48,652         $ 47,377
                                                                        ========        =========         ========         ========

Gross Profit and Statement of Operations Reconciliation
              Consulting                                                $  5,024        $   5,893         $ 10,534         $ 11,095
              Outsourcing                                                  1,296            1,502            1,793            3,367
                                                                        --------        ---------         --------         --------

                   Consolidated gross profit                               6,320            7,395           12,327           14,462

Unallocated
              Selling, general and administrative expenses                 6,555            8,396           13,370           16,863
              Other (income) expense, net                                    150              (57)             229             (129)
                                                                        --------        ---------         --------         --------

                   Subtotal                                                6,705            8,339           13,599           16,734
                                                                        --------        ---------         --------         --------


                   Consolidated loss before income tax benefit          $  (385)        $   (944)        $ (1,272)        $ (2,272)
                                                                        ========        =========        =========        =========

         Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 -- INCOME TAXES

         The income tax benefit for the three and six months ended June 30, 2003, does not reflect the federal statutory tax rate, primarily due to the provision of a valuation allowance for deferred tax assets as a result of the uncertainty regarding their realization. As of June 30, 2003, we have net operating loss carryforwards for federal income tax purposes of approximately $56.4 million, the last of which will expire in 2023 if not utilized.

NOTE 6 -- LINE OF CREDIT

         During the three months ended June 30, 2003, we obtained a new line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at June 30, 2003, we could have borrowed approximately $4.5 million. At June 30, 2003, $2.4 million was outstanding. Borrowings under the line mature in May 2004. Borrowings bear interest at the prime rate less 0.25%. The interest rate at June 30, 2003, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of June 30, 2003. The prior line of credit matured on April 15, 2003. Borrowings on that line, which amounted to approximately $3.1 million and bore interest at the greater of the prime rate or 1% plus the Federal funds effective rate, were repaid in April 2003. In addition, we have letters of credit of approximately $932,000 issued by various banks, of which, approximately $412,000 is secured by bank deposits and $520,000 is covered by our line of credit.

NOTE 7 -- SENIOR SUBORDINATED DEBENTURES

         In June 2003, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Camden Partners Strategic Fund II-A, L.P., and Camden Partners Strategic Fund II-B, L.P. (collectively known as "Camden") whereby we agreed to issue Senior Subordinated Debentures (the "Debentures") and warrants (the "Warrants") to purchase 807,000 shares of our $0.01 par value common stock (the "Common Stock"), in exchange for a cash investment of $7.5 million from Camden.

         The unsecured Debentures were issued in an aggregate principal amount of $7.5 million with a maturity of three years (the "Initial Maturity Date") from June 9, 2003, the date of their issuance (the "Issuance Date"), with an option to extend the term of the Debentures for one additional year beyond the Initial Maturity Date to June 9, 2007 at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003 until repayment in full, and (ii) if we elect to extend the maturity date pursuant to the terms of the Debentures, 12% per annum from June 9, 2006 through June 9, 2007. We will be entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding warrants as provided for in the Warrant Agreement. As of June 30, 2003, $7.5 million was outstanding on the debt.

         We issued warrants to Camden to purchase up to 807,000 shares of Common Stock at an exercise price of $3.046 per share, subject to certain anti-dilution adjustments.

         In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" we are required to allocate the proceeds received in a financing transaction that includes detachable warrants to the debt instrument and detachable warrants included in the exchange on a relative fair value basis. All warrants were immediately available for exercise and were included for valuation purposes. Based on our valuation, approximately $1.7 million of the $7.5 million Debentures proceeds were allocated to the warrants and included in "additional paid-in capital" in the stockholders' equity section of our consolidated balance sheet and the remaining $5.8 million was allocated to the Debentures. The fair value of the warrants was estimated using the Black-Scholes option-pricing model. The $1.7 million is being amortized to interest expense over the initial term of the debt. As of June 30, 2003, the un-amortized discount is approximately $1.7 million.

         We incurred investment banking and legal costs associated with this transaction totaling approximately $450,000. The costs will be amortized to other expense over the initial term of the debt.

         Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter.

         In connection with our placement of Debentures and Warrants under the Purchase Agreement, our Board of Directors approved the repurchase of up to 650,000 shares of our Common Stock. A significant portion of those shares were repurchased in our recently completed "Dutch Auction" Tender Offer ("Tender Offer"). Refer to Note 12 ("Subsequent Events") for further details of the Tender Offer.

NOTE 8 -- LONG-TERM OBLIGATIONS

         We have entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the three months ended June 30, 2003, we capitalized approximately $0.6 million related to professional fees we incurred. As of June 30, 2003, we have capitalized approximately $5.2 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $3.8 million as of June 30, 2003. We currently anticipate the project should be completed during the third quarter of 2004 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred. The principal portion of the obligation matures as follows: $0.7 million throughout the remainder of 2003, $1.6 million during 2004, $1.7 million during 2005, $1.8 million during 2006, $1.9 million during 2007 and $0.2 million during 2008. During the three and six months ended June 30, 2003, we have also capitalized approximately $68,000 and $115,000, respectively, of interest related to the project. For consolidated financial statement presentation, we have also included amounts relating to capital lease and other software and maintenance financing arrangements in long-term obligations.

NOTE 9 -- RESTRUCTURINGS

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

         A summary of the activity of the restructuring-related liabilities, included in accounts payable and other long-term liabilities, is as follows (in thousands):

                           LIABILITIES AS OF           2003             2003         2003 CHANGE      LIABILITIES AS OF
                            JANUARY 1, 2003          ADDITIONS        PAYMENTS       IN ESTIMATE        JUNE 30, 2003
                           -----------------        -----------      -----------     -----------      -----------------
Severance                      $      239           $    -           $     (239)     $     -            $       -
Future lease obligations            2,820                -                 (592)           -                  2,228
                              -----------           -----------      -----------     -----------        -----------

           Total              $     3,059           $    -           $     (831)     $     -            $     2,228
                              ===========           ===========      ===========     ===========        -----------

         The obligation is payable as follows: $542,000 throughout the remainder of 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and
$183,000 during 2007.

NOTE 10 -- CONTINGENCIES

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

NOTE 11 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 clarifies various derivative implementation issues, and is generally effective for new contracts entered into or modified after June 30, 2003. We currently do not enter into derivative transactions, and believe the adoption of SFAS 149 will have no impact on our consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity, and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. We do not believe the adoption of SFAS 150 will have an impact on our consolidated financial statements.

NOTE 12 -- SUBSEQUENT EVENTS

         On July 23, 2003, we agreed to issue Debentures and Warrants to a new investor to purchase 53,800 shares of Common Stock in exchange for cash of $500,000 on substantially the same terms as the sale of Debentures and Warrants to Camden, with the exception of the first quarterly interest payment commencing on October 1, 2003. The Warrants were issued at an exercise price of $3.046 per share, subject to certain anti-dilution adjustments.

         In connection with the sale of Debentures and Warrants to Camden, our Board of Directors approved the repurchase of up to 650,000 shares of our Common Stock to be accomplished through a "Dutch Auction" Tender Offer at a price not greater than $3.60 and not less than $2.85 per share. The Tender Offer commenced on June 16, 2003 and expired on July 14, 2003. During the Tender Offer, 355,782 shares of our Common Stock were properly tendered at $3.60 per share, resulting in payments, including expenses, of approximately $1.4 million.

ITEM 2              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including, but not limited to: "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This discussion and analysis contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors and events which we are unable to accurately predict or over which we have no control. Such factors include, but are not limited to: the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for our offerings, demands upon and consumption of our cash and cash equivalent resources or changes in our access to working capital, regulatory changes and other factors affecting the financial constraints on our clients, competitive pressures (both domestic and foreign), economic factors specific to healthcare, general economic conditions, unforeseen disruptions in transportation, communications or other infrastructure components, acquisitions under consideration and the ability to integrate acquisitions on a timely basis. Additional information regarding these risk factors and others, and additional information concerning us are included in our reports on file with the Securities and Exchange Commission.

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

         In recent years, we have expanded our outsourcing and solution sales capabilities. As healthcare and other sectors implement web-based technologies and applications, we may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of web-based applications and/or the systems integration platforms and other technologies in which we have invested; increased competition in the outsourcing business from larger and better capitalized competitors who may also enjoy better name recognition and other competitive advantages; the potential advent of foreign competition from markets with lower cost structures, failure by us to develop and offer new services and solutions demanded by the market; failure of our services and solutions to generate sufficient demand in the market; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing our cost of providing services.

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

Revenue on these contracts is generally recognized ratably over the life of the contract or based on progress toward project milestones. As of June 30, 2003, we have seven significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract.

         There can be no assurance that we will be able to achieve profit margins on existing and new contracts, which are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than other traditional consulting engagements. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts requires significant initial investment by us in the hiring of personnel and the acquisition of software applications and equipment to perform the contract. Such expenses are expected to be recovered over the life of the agreement. Some of our agreements call for penalties, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

         Implementation of new outsourcing contracts may require access to capital for the acquisition of hardware and software with which to perform the contracts. If our capital resources or access to capital are restricted, we may be unable to pursue or complete new outsourcing contracts, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

         We seek to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to our recurring revenue base. In addition, we seek to increase revenue by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, financial improvement, digital communications, system security and privacy expertise. We manage our client development efforts through our internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geographical area, our CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. Our success in increasing our revenue will be dependent upon, among other factors, the recovery of the marketplace, timely sales, the type, range and quality of our services and solutions, competitive prices, growth and improvement in proposal acceptance rates in outsourcing and consulting, and successful competition in the marketplace. Many of the entities with whom we compete have greater name recognition, financial resources, larger customer bases and greater technical and sales and marketing resources, which may adversely impact our ability to compete against them successfully. In addition, our revenues have and can be adversely affected by unforeseen disruptions in transportation, communications or other infrastructure components. Should we be unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market's expectations of our financial performance and operating results, which could have a material adverse effect on our common stock price.

         Our most significant expense is cost of services, which consists primarily of consultant compensation expense and operating costs associated with our full outsourcing contracts.

         Historically, consultant compensation expense has grown faster than consultant billing rates. We have sought to address the consultant compensation issue by adding an additional variable portion of compensation payable upon the achievement of measurable performance goals. In addition, we have sought to address compensation expense pressures through increased use of stock options as an overall part of our compensation package. These efforts have been hampered in the past by the impact of our stock price and could be affected in the future depending upon market conditions. The market in which we compete for our talented and highly skilled consultant work force is highly competitive. Many of the entities with whom we compete for employees have greater financial and other resources than we do, and may be able to offer more attractive compensation packages to candidates than we can, including salary, benefits, stock and stock options. Our ability to successfully operate our business and compete in our market is dependent upon our ability to recruit and retain skilled and motivated sales, management, administrative and technical personnel. If we are unable to recruit and retain consultants to perform new and existing client engagements, our reputation in the industry and our ability to generate revenue will both suffer, which could have a material adverse effect on our business, financial condition and on the price of our common stock. Moreover, our consultants are often key to our client relationships. Loss of key consultants could impair client relationships and adversely affect our ability to gain recurring engagements, which could adversely affect our financial condition.

         Our operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as we continue to migrate additional clients to the processing center, we expect to incur incremental normative costs, which will be offset with savings over time as additional clients are added and we are able to leverage our investment. These costs consist primarily of, but are not limited to: equipment lease costs, depreciation, telecommunication and facility related expenditures. We expect to recover our investment in our processing and network management centers through the performance of multiple outsourcing contracts and network management ("NetLinc") contracts utilizing processing center resources. If we are unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to us, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, our ability to recover our processing center investments would be impaired, which could have a material adverse effect on our financial condition. In addition, we will be performing data processing and other client information systems functions through our processing centers. Any failure by us to successfully perform our processing center functions could adversely affect our clients' operations, which could result in contractual performance penalties to us, early termination of one or more contracts, potential legal liabilities and damage to our reputation in the industry, any or all of which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives. In addition, state budget deficits could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client's site, away from their own city or state of residence. We are, therefore, highly dependent upon effective air travel for the performance of a majority of our client engagements. If, as a result of terrorist attacks, conflicts in the Middle East and other unsettling world events, air travel becomes increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

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

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and six months ended June 30, 2003, to the three and six months ended June 30, 2002, respectively. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

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

         As of June 30, 2003, the restructuring-related accrual amounted to approximately $2.2 million, which represents the present value of future operating lease obligations for facilities no longer used by us, but not sublet or sublet at amounts less than our obligation. Our restructuring accrual may be adjusted in the future, based on our actual success in subleasing compared to our estimate.

         Our key accounting estimates and policies are reviewed with our auditors and the Audit Committee of our Board of Directors.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Revenue.

         Consulting. Net revenue in this segment decreased by $0.5 million or 3.4%, to $13.7 million for the three months ended June 30, 2003, as compared to $14.2 million for the three months ended June 30, 2002. The revenue decrease was primarily due to the decline in demand for our systems integration services, as well as the variability of the healthcare consulting business at this time.

         Outsourcing. Net revenue in this segment increased by $1.4 million, or 17.2%, to $9.2 million for the three months ended June 30, 2003, as compared to $7.8 million for the three months ended June 30, 2002. The revenue increase was primarily the result of the signing of two new full outsourcing contracts subsequent to June 30, 2002.

Net Cost of Services.

         Consulting. Net cost of services in this segment increased by $0.4 million, or 4.7%, to $8.7 million for the three months ended June 30, 2003, as compared to $8.3 million for the three months ended June 30, 2002. The increase was primarily due to increased non-billable project expenses. Net cost of services as a percentage of net revenue for this segment increased to 63.4% for the three months ended June 30, 2003, as compared to 58.5% for the three months ended June 30, 2002. The increase was primarily due to increased non-billable project expenses, as well as a lower revenue base during the second quarter of 2003 as compared to the second quarter of 2002.

         Outsourcing. Net cost of services in this segment increased by $1.6 million, or 24.5%, to $7.9 million for the three months ended June 30, 2003, as compared to $6.3 million for the three months ended June 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to June 30, 2002, as well as the increased costs associated with the opening of our new processing center. Net cost of services as a percentage of net revenue for this segment increased to 85.9% for the three months ended June 30, 2003, as compared to 80.8% for the three months ended June 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to June 30, 2002, as well as the increased costs associated with the opening of our new processing center.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.8 million, or 21.9%, to $6.6 million for the three months ended June 30, 2003, as compared to $8.4 million for the three months ended June 30, 2002. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures and depreciation. Selling, general and administrative expenses as a percentage of net revenue decreased to 28.6% for the three months ended June 30, 2003, as compared to 38.1% for the three months ended June 30, 2002. The decrease was primarily attributable to reductions in personnel and related costs and increased operating efficiencies as a result of our disciplined cost controls.

         Other income and expense. Other expense was $150,000 for the three months ended June 30, 2003, as compared to other income of $57,000 for the three months ended June 30, 2002. The change was primarily the result of the increased interest expense incurred on our long-term obligations, as well as the reduced interest earned on our short-term investments during the three months ended June 30, 2003. The change was also the result of the amortization of the discount on our senior subordinated debentures recognized during the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Revenue.

         Consulting. Net revenue in this segment was $27.7 million for the six months ended June 30, 2003, which is consistent with the six months ended June 30, 2002.

         Outsourcing. Net revenue in this segment increased by $1.5 million, or 9.4%, to $17.1 million for the six months ended June 30, 2003, as compared to $15.6 million for the six months ended June 30, 2002. The revenue increase was primarily the result of the signing of two new full outsourcing contracts subsequent to June 30, 2002.

Net Cost of Services.

         Consulting. Net cost of services in this segment increased by $0.6 million, or 3.6%, to $17.2 million for the six months ended June 30, 2003, as compared to $16.6 million for the six months ended June 30, 2002. The increase was primarily due to increased non-billable project expenses. Net cost of services as a percentage of net revenue for this segment increased to 62.0% for the six months ended June 30, 2003, as compared to 59.9% for the six months ended June 30, 2002. The increase was primarily due to increased non-billable project expenses.

         Outsourcing. Net cost of services in this segment increased by $3.1 million, or 24.8%, to $15.3 million for the six months ended June 30, 2003, as compared to $12.2 million for the six months ended June 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to June 30, 2002, as well as the increased costs associated with the opening of our new processing center. Net cost of services as a percentage of net revenue for this segment increased to 89.5% for the six months ended June 30, 2003, as compared to 78.4% for the six months ended June 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to June 30, 2002, as well as the increased costs associated with the opening of our new processing center.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.5 million, or 20.7%, to $13.4 million for the six months ended June 30, 2003, as compared to $16.9 million for the six months ended June 30, 2002. The decrease was primarily attributable to reductions in: personnel and related costs, depreciation, and facility expenditures. Selling, general and administrative expenses as a percentage of net revenue decreased to 29.9% for the six months ended June 30, 2003, as compared to 39.0% for the six months ended June 30, 2002. The decrease was primarily attributable to reductions in personnel and related costs and increased operating efficiencies as a result of our disciplined cost controls.

         Other income and expense. Other expense was $229,000 for the six months ended June 30, 2003, as compared to other income of $129,000 for the six months ended June 30, 2002. The change was primarily the result of the increased interest expense incurred on our long-term obligations, as well as the reduced interest earned on our short-term investments during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, for further details on the components of the restructuring charges. During the three months ended June 30, 2003, we had cash outflows associated with these restructuring charges of approximately $296,000, related to the accelerated expense associated with certain lease obligations, which were accrued for as of December 31, 2002. During the six months ended June 30, 2003, we had cash outflows associated with these restructuring charges of approximately $831,000, of which approximately $592,000 related to the accelerated expense associated with certain lease obligations and approximately $239,000 related to severance costs, which were accrued for as of December 31, 2002. The current accrued liability for additional cash outflows, related to the accelerated expense associated with certain lease obligations, is approximately $2.2 million and will be payable as follows: $542,000 throughout the remainder of 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and
$183,000 during 2007.

         We have entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the three months ended June 30, 2003, we capitalized approximately $0.6 million related to professional fees we incurred. As of June 30, 2003, we have capitalized approximately $5.2 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $3.8 million as of June 30, 2003. We currently anticipate the project should be completed during the third quarter of 2004 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred. The principal portion of the obligation matures as follows: $0.7 million throughout the remainder of 2003, $1.6 million during 2004, $1.7 million during 2005, $1.8 million during 2006, $1.9 million during 2007 and $0.2 million during 2008. During the three and six months ended June 30, 2003, we have also capitalized approximately $68,000 and $115,000, respectively, of interest related to the project. For consolidated financial statement presentation, we have also included amounts relating to capital lease and other software and maintenance financing arrangements in long-term obligations.

         During the three months ended June 30, 2003, we executed a new line of credit arrangement with Fifth Third Bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at June 30, 2003, we could have borrowed approximately $4.5 million. At June 30, 2003, $2.4 million was outstanding. Borrowings under the line mature in May 2004. Borrowings bear interest at the prime rate less 0.25%. The interest rate at June 30, 2003, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. We were in compliance with all financial covenants as of June 30, 2003. The prior line of credit matured on April 15, 2003. Borrowings on that line, which amounted to approximately $3.1 million and bore interest at the greater of the prime rate or 1% plus the Federal funds effective rate, were repaid in April 2003. In addition, we have letters of credit of approximately $932,000 issued by various banks, of which, approximately $412,000 is secured by bank deposits and $520,000 is covered by our line of credit.

         In June 2003, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Camden Partners Strategic Fund II-A, L.P., and Camden Partners Strategic Fund II-B, L.P. (collectively known as "Camden") whereby we agreed to issue Senior Subordinated Debentures (the "Debentures") and warrants (the "Warrants") to purchase 807,000 shares of our $0.01 par value common stock (the "Common Stock"), in exchange for a cash investment of $7.5 million from Camden. The unsecured Debentures were issued in an aggregate principal amount of $7.5 million with a maturity of three years (the "Initial Maturity Date") from June 9, 2003, the date of their issuance (the "Issuance Date"), with an option to extend the term of the Debentures for one additional year beyond the Initial Maturity Date to June 9, 2007 at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003 until repayment in full, and (ii) if we elect to extend the maturity date pursuant to the terms of the Debentures, 12% per annum from June 9, 2006 through June 9, 2007. We will be entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding warrants as provided for in the Warrant Agreement. As of June 30, 2003, $7.5 million was outstanding on the debt.

         In July 2003, we agreed to issue additional Debentures and Warrants to a new investor under the Purchase Agreement to purchase 53,800 shares of Common Stock in exchange for cash of $500,000. The Debentures will have substantially the same terms as described above, with the exception of the first quarterly interest payment commencing on October 1, 2003.

        Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. Depending upon the circumstances, these restrictions may make it difficult for us to make acquisitions or grow our business and may restrict our access to needed capital.

         In connection with the sale of Debentures and Warrants to Camden, our Board of Directors approved the repurchase of up to 650,000 shares of our Common Stock to be accomplished through a "Dutch Auction" Tender Offer ("Tender Offer") at a price not greater than $3.60 and not less than $2.85 per share. The Tender Offer commenced on June 16, 2003 and expired on July 14, 2003. During the Tender Offer, 355,782 shares of our Common Stock were properly tendered at $3.60 per share, resulting in payments, including expenses, of approximately $1.4 million.

        Our primary capital needs have been, and will be, to fund our outsourcing and solution sales initiatives, as well as our capital expenditures. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, recent funds received from the private placement of senior subordinated debentures, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the winning of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center facilities. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with operating revenues, can also affect our need for capital resources. For all of these reasons, the other factors discussed elsewhere in this report and those risk factors identified in our reports on file with the Securities and Exchange Commission, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

         If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if we do not obtain other expected credit agreements, or if an event of default occurs under our current and/or anticipated credit agreements with our lenders and we are required to repay all outstanding indebtedness under the credit agreements, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We could also, in such event, face the need to delay or reduce the development of services or the pursuit of contracts that would require significant investment to complete. We could also face the need to reduce staffing levels and related expenses or potentially to liquidate or mortgage selected assets.

         If we decide that it is in our best interest to continue to raise cash to strengthen our balance sheet, broaden our investor base, increase the liquidity of our pool of publicly traded stock or for any other reason, we may decide to issue additional equity or debt, notwithstanding that our currently available funds are sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. We may decide to continue entering into such transactions to raise cash even if all of our current funding sources remain available to us. If we issue additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of our common stock and our shareholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Our inability to obtain additional financing when needed could impair our ability to develop products and services for the market; to enter into or implement new outsourcing contracts; to implement our business strategies; and may otherwise materially and adversely affect our financial condition.

         At June 30, 2003, we had cash and cash equivalents of $18.9 million and working capital of $16.2 million, as compared with cash and cash equivalents of $14.6 million and working capital of $14.0 million at December 31, 2002.

         Our net cash provided by operations decreased to $0.5 million for the six months ended June 30, 2003, compared with $1.1 million for the six months ended June 30, 2002. The decrease in net cash provided by operations was primarily due to the increase in the net loss during the six months ended June 30, 2003, compared to the six months ended June 30, 2002, which included a $2.3 million income tax benefit, partially offset by the increase in current liabilities during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

         Net cash of $2.3 million used in investing activities during the six months ended June 30, 2003, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing contracts, partially offset by the proceeds received from the sale of real estate.

         Net cash of $6.1 million provided by financing activities during the six months ended June 30, 2003, was the result of proceeds received from our senior debentures, partially offset by payments on our long-term obligations and line of credit.

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

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 9, 2003, we entered into a Securities Purchase Agreement with Camden Partners Strategic Fund II-A, L.P., and Camden Partners Strategic Fund II-B, L.P., whom we refer to collectively as Camden, whereby we agreed to issue Senior Subordinated Debentures and Warrants to purchase 807,000 shares of our common stock, par value $0.01, (subject to adjustments as discussed below) in exchange for a cash investment of $7.5 million from Camden.

         The Warrants were issued pursuant to that certain Warrant Agreement dated as of June 9, 2003 by and between us and Camden. The exercise price of the Warrants (subject to certain anti-dilution adjustments) is $3.046 per share. The Warrants expire June 9, 2008, or, if earlier, two years after the repayment of the Debentures in full. In addition, Warrants may be cancelled as follows: in the event of prepayment of the debentures in full prior to the second anniversary of issuance, seventeen percent (17%) of the Warrants will be cancelled; or in the event of prepayment of the debentures in full after the second anniversary of issuance and before the third anniversary of issuance, a pro rata portion of seventeen percent (17%) of the Warrants will be cancelled based on the number of full months between the prepayment and the third anniversary of issuance.

         The Debentures and Warrants were issued pursuant to direct private negotiations between the investors and us. Therefore, these securities were not issued in a public offering and are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


          4.1 Securities Purchase Agreement dated as of June 9, 2003 by and among Superior Consultant Holdings Corporation, Superior
                  Consultant Company, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 4.1 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

          4.2 Form of Debenture of Superior Consultant Holdings Corporation and Superior Consultant Company, Inc., as co-borrowers, incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

          4.3 Warrant Agreement dated as of June 9, 2003 by and between Superior Consultant Holdings Corporation as Issuer and the
                  Warrantholders named therein, incorporated by reference to
                  Exhibit 4.3 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

         10.1 Revolving Credit and Security Agreement, dated May 14, 2003, by and among Superior Consultant Company, Inc., Superior
                  Consultant Holdings Corporation, ComTrust, LLC and Fifth
                  Third Bank.

         10.2     Revolving Line of Credit Note, dated May 14, 2003, made by
                  Superior Consultant Company, Inc. in favor of Fifth Third
                  Bank.

         10.3     Guaranty and Commercial Security Agreement, dated May 14,
                  2003, by and between Superior Consultant Holdings
                  Corporation and Fifth Third Bank.

         10.4     Guaranty and Commercial Security Agreement, dated May 14,
                  2003, by and between ComTrust, LLC and Fifth Third Bank.

         31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange
                  Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange
                  Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certifications by our Chief Executive Officer and Chief
                  Financial Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2003, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Form of Guaranty Agreement by and between the Subsidiaries of Superior Consultant Holdings Corporation named therein,
                  Superior Consultant Holdings Corporation, Superior Consultant
                  Company, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on July 29, 2003.

         99.2 Investor Rights Agreement dated as of June 9, 2003 by and between Superior Consultant Holdings Corporation, the Holders named therein and certain other parties, incorporated by reference to Exhibit 99.4 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.


(b)      Reports on Form 8-K

         On April 25, 2003, we furnished a Current Report on Form 8-K, dated April 24, 2003, under Item 7, "Financial Statements and Exhibits" and
         Item 9, "Information Provided Under Item 12 (Results of Operations and Financial Condition)," attaching our April 24, 2003, press release announcing our financial results for the fiscal quarter ended March 31, 2003.

         On June 13, 2003, we filed a Current Report on Form 8-K, dated June 9, 2003, under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits" announcing the Securities Purchase Agreement we entered into on June 9, 2003, with Camden Partners Strategic Fund II-A, L.P. and Camden Partners Strategic Fund II-B L.P.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Superior Consultant Holdings Corporation


Date: August 14, 2003               /s/ Richard D. Helppie, Jr.
------------------------            -------------------------------------------
                                    Richard D. Helppie, Jr.
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 14, 2003               /s/ Richard R. Sorensen
------------------------            -------------------------------------------
                                    Richard R. Sorensen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

        Exhibit
        Number                          Description
        ------                          -----------
          4.1     Securities Purchase Agreement dated as of June 9, 2003 by and among Superior Consultant Holdings Corporation, Superior
                  Consultant Company, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 4.1 to our Form 8-K
                  filed with the Securities and Exchange Commission on
                  June 13, 2003.

          4.2 Form of Debenture of Superior Consultant Holdings Corporation and Superior Consultant Company, Inc., as co-borrowers, incorporated by reference to Exhibit 4.2 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

          4.3 Warrant Agreement dated as of June 9, 2003 by and between Superior Consultant Holdings Corporation as Issuer and the
                  Warrantholders named therein, incorporated by reference to
                  Exhibit 4.3 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.

         10.1 Revolving Credit and Security Agreement, dated May 14, 2003, by and among Superior Consultant Company, Inc., Superior
                  Consultant Holdings Corporation, ComTrust, LLC and Fifth
                  Third Bank.

         10.2     Revolving Line of Credit Note, dated May 14, 2003, made by
                  Superior Consultant Company, Inc. in favor of Fifth Third
                  Bank.

         10.3     Guaranty and Commercial Security Agreement, dated May 14,
                  2003, by and between Superior Consultant Holdings
                  Corporation and Fifth Third Bank.

         10.4     Guaranty and Commercial Security Agreement, dated May 14,
                  2003, by and between ComTrust, LLC and Fifth Third Bank.

         31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange
                  Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange
                  Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certifications by our Chief Executive Officer and Chief
                  Financial Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2003, pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Form of Guaranty Agreement by and between the Subsidiaries of Superior Consultant Holdings Corporation named therein,
                  Superior Consultant Holdings Corporation, Superior Consultant
                  Company, Inc. and the Purchasers named therein, incorporated by reference to Exhibit 99.1 to our Form 8-K filed with the Securities and Exchange Commission on July 29, 2003.

         99.2 Investor Rights Agreement dated as of June 9, 2003 by and between Superior Consultant Holdings Corporation, the Holders named therein and certain other parties, incorporated by reference to Exhibit 99.4 to our Form 8-K filed with the Securities and Exchange Commission on June 13, 2003.
