Form 10-Q
period 2003-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2003-11-13
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


   x     QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
-------                              OF 1934
                For the quarterly period ended September 30, 2003


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
--------                             OF 1934
                   For the transition period from      to


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

As of November 12, 2003, 10,381,819 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX

                                                                           PAGE NO.
                                                                           --------
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of September 30, 2003 and
             December 31, 2002 (unaudited)                                     3

             Consolidated Statements of Operations for the three and nine
             months ended September 30, 2003 and 2002 (unaudited)              4

             Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2003 and 2002 (unaudited)                     5

             Notes to Consolidated Financial Statements (unaudited)            6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       21

   Item 4.   Controls and Procedures                                          21


PART II - OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds                        22

   Item 4.   Submission of Matters to a Vote of Security Holders              22

   Item 6.   Exhibits and Reports on Form 8-K                                 23

SIGNATURES                                                                    25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                                   2003               2002
                                                                                                ---------           ---------
                                       ASSETS
     Current assets
          Cash and cash equivalents                                                            $  15,211          $  14,575
          Accounts receivable, net                                                                12,651             11,959
          Accrued interest receivable and prepaid expenses                                         3,417              3,139
          Refundable income taxes                                                                    146                238
                                                                                               ---------          ---------

             Total current assets                                                                 31,425             29,911

     Property and equipment, net                                                                  20,943             12,737
     Real estate held for sale                                                                       -                  991
     Other long-term assets                                                                          312                 17
                                                                                               ---------          ---------

             Total Assets                                                                      $  52,680          $  43,656
                                                                                               =========          =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities
          Notes payable to bank                                                                $   1,900          $   2,925
          Current portion of long-term obligations                                                 2,901                455
          Accounts payable                                                                         6,999              7,449
          Accrued liabilities, deferred bonuses and compensation                                   3,827              2,842
          Deferred revenue                                                                         2,332              2,194
                                                                                               ---------          ---------

             Total current liabilities                                                            17,959             15,865

     Senior subordinated debentures, net                                                           7,522                -
     Long-term obligations                                                                         3,610                938
     Other long-term liabilities                                                                   1,087              1,686
     Commitments and contingencies (Note 10)                                                         -                  -

     Stockholders' equity
          Preferred stock; authorized, 1,000,000 shares of $.01 par value; no
          shares issued as of September 30, 2003 and December 31, 2002                               -                  -

          Common stock; authorized, 30,000,000 shares of $.01 par value; issued,
          10,788,686 shares as of September 30, 2003 and 11,116,991 shares as of
          December 31, 2002                                                                          108                111

          Additional paid-in capital                                                             115,473            116,154


          Stockholders' notes receivable                                                          (1,065)            (1,221)

          Treasury stock - at cost, 416,600 shares as of September 30, 2003 and
          352,100 shares as of December 31, 2002                                                  (3,545)            (3,270)

          Accumulated deficit                                                                    (88,469)           (86,607)
                                                                                               ---------          ---------

             Total stockholders' equity                                                           22,502             25,167
                                                                                               ---------          ---------

             Total Liabilities and Stockholders' Equity                                        $  52,680          $  43,656
                                                                                               =========          =========

              See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                               --------------------------          --------------------------
                                                                 2003              2002              2003              2002
                                                               --------          --------          --------          --------
Revenue
   Revenue before reimbursements (net revenue)                 $ 22,589          $ 20,826          $ 67,366          $ 64,104
   Out-of-pocket reimbursements                                   1,872             2,179             5,747             6,278
                                                               --------          --------          --------          --------

      Total revenue                                              24,461            23,005            73,113            70,382

Operating costs and expenses
   Cost of services before reimbursements
      (net cost of services)                                     16,342            14,992            48,792            43,808
   Out-of-pocket reimbursements                                   1,872             2,179             5,747             6,278
                                                               --------          --------          --------          --------

      Total cost of services                                     18,214            17,171            54,539            50,086

   Selling, general and administrative expenses                   6,493             8,007            19,863            24,870
                                                               --------          --------          --------          --------

        Total operating costs and expenses                       24,707            25,178            74,402            74,956
                                                               --------          --------          --------          --------

        Loss from operations                                       (246)           (2,173)           (1,289)           (4,574)

Other income (expense), net                                        (344)               50              (573)              179
                                                               --------          --------          --------          --------


        Loss before income tax benefit                             (590)           (2,123)           (1,862)           (4,395)

Income tax benefit                                                  -                 -                 -              (2,301)
                                                               --------          --------          --------          --------

        Net loss                                               $   (590)         $ (2,123)         $ (1,862)         $ (2,094)
                                                               ========          ========          ========          ========


Net loss per share

   Basic                                                       $  (0.06)         $  (0.20)         $  (0.17)         $  (0.19)
                                                               ========          ========          ========          ========

   Diluted                                                     $  (0.06)         $  (0.20)         $  (0.17)         $  (0.19)
                                                               ========          ========          ========          ========

Weighted average number of common shares outstanding

   Basic                                                         10,478            10,758            10,668            10,747
                                                               ========          ========          ========          ========

   Diluted                                                       10,478            10,758            10,668            10,747
                                                               ========          ========          ========          ========

                 See notes to consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     2003              2002
                                                                                   --------          --------
Cash flows from operating activities:
    Net loss                                                                       $ (1,862)         $ (2,094)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                        3,722             3,273
       Bad debt expense                                                                  19               -
       Non-cash interest expense                                                        100               -
       Other                                                                            -                 (50)
       Changes in operating assets and liabilities:
          Accounts receivable                                                          (711)             (379)
          Accrued interest receivable and prepaid expenses                               11              189
          Refundable income taxes                                                       109               420
          Other long-term assets                                                        (47)              -
          Accounts payable                                                             (450)           (1,060)
          Accrued liabilities, deferred bonuses and compensation                        985             1,045
          Deferred revenue                                                              138               246
          Other long-term liabilities                                                  (599)              -
                                                                                   --------          --------

               Net cash provided by operating activities                              1,415             1,590

Cash flows from investing activities:
    Purchase of property and equipment                                               (5,165)           (2,358)
    Proceeds from sale of real estate                                                   991               -
                                                                                   --------          --------

               Net cash used in investing activities                                 (4,174)           (2,358)

Cash flows from financing activities:
    Repayment of line of credit                                                      (1,025)              -
    Proceeds from senior subordinated debentures                                      8,000               -
    Costs associated with senior subordinated debentures                               (450)              -
    Stock repurchased                                                                  (275)              -
    Repurchase and retirement of common stock                                        (1,280)              -
    Costs associated with "Dutch Auction" Tender Offer                                  (25)              -
    Exercise of stock options                                                            78               115
    Payments on long-term obligations                                                (1,784)              -
    Principal payment on stockholder's notes receivable                                 156               -
                                                                                   --------          --------

               Net cash provided by financing activities                              3,395               115
                                                                                   --------          --------

Net increase (decrease) in cash and cash equivalents                                    636              (653)

Cash and cash equivalents, beginning of period                                       14,575            16,902
                                                                                   --------          --------

Cash and cash equivalents, end of period                                           $ 15,211          $ 16,249
                                                                                   ========          ========

Supplemental disclosure of cash flow information -- cash paid for interest         $    642          $     96

Non-Cash Transactions:
    Purchase of property and equipment financed by long-term obligations           $  6,763          $    -

    Purchase of a support and maintenance agreement financed by a
      long-term obligation                                                              139               -



                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2003

NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2002 annual report on Form 10-K filed by us with the Securities and Exchange Commission on March 31, 2003.

         Certain reclassifications were made to the 2002 consolidated financial statements to conform to the nine months ended September 30, 2003 presentation.

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

         The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148") to options issued to employees and Board members (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30,                          SEPTEMBER 30,
                                                 ------------------------------------    ---------------------------------
                                                       2003              2002                  2003            2002
                                                 ------------------  ----------------    ----------------  ---------------
Net loss, as reported                            $           (590)   $       (2,123)     $       (1,862)   $     (2,094)
Deduct:  Total stock-based employee
         compensation expense
         determined under the fair value-
         based method for awards
         granted, modified or settled,
         net of related tax effects                        (1,042)           (1,231)             (3,126)         (3,693)
                                                 ------------------  ----------------    ----------------  ---------------

Pro forma net loss                               $         (1,632)   $       (3,354)     $       (4,988)   $     (5,787)
                                                 ==================  ================    ================  ===============

Net loss per share
     Basic and diluted - as reported             $          (0.06)   $        (0.20)     $        (0.17)   $      (0.19)
                                                 ==================  ================    ================  ===============
     Basic and diluted - pro forma               $          (0.16)   $        (0.31)     $        (0.47)   $      (0.54)
                                                 ==================  ================    ================  ===============

         The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------------
                                                      2003                     2002
                                               -------------------      --------------------
Risk free interest rate                               3.28%                    3.16%
Dividend yield                                           0%                       0%
Volatility factor                                      .85                      .88
Expected option term life in years                     5.0                      5.0

NOTE 3 -- NET EARNINGS (LOSS) PER SHARE

         We account for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Our basic and diluted net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the period.

         Options and warrants to purchase approximately 4,595,000 and 3,410,000 shares of common stock with a weighted average exercise price of $10.31 and $14.15 were outstanding at September 30, 2003 and 2002, respectively, but were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

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

         The following is a summary of certain financial information by segment, for the three and nine months ended September 30, 2003 and 2002 (in thousands). Due to the nature of our business, a majority of the reimbursable out-of-pocket expenses are incurred on consulting engagements.

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                    --------------------------         ---------------------------
                                                                      2003              2002              2003              2002
                                                                    -------------  -----------         -------------   ------------
Revenue
     Consulting
          Revenue before reimbursements (net revenue)               $     13,244   $    13,412         $      40,953   $     41,088
          Out-of-pocket reimbursements                                     1,698         2,040                 5,348          5,849
                                                                    ------------   -----------         -------------   ------------

              Total consulting revenue                                    14,942        15,452                46,301         46,937

     Outsourcing
          Revenue before reimbursements (net revenue)                      9,345         7,414                26,413         23,016
          Out-of-pocket reimbursements                                       174           139                   399            429
                                                                    ------------   -----------         -------------   ------------

              Total outsourcing revenue                                    9,519         7,553                26,812         23,445
                                                                    ------------   -----------         -------------   ------------

                   Consolidated revenue                             $     24,461   $    23,005          $     73,113   $     70,382
                                                                    ============   ===========          ============   ============

Gross Profit and Statement of Operations Reconciliation
              Consulting                                            $      4,959   $     4,990          $     15,493   $     16,085
              Outsourcing                                                  1,288           844                 3,081          4,211
                                                                    ------------   -----------         -------------   ------------

                   Consolidated gross profit                               6,247         5,834                18,574         20,296

Unallocated
              Selling, general and administrative expenses                 6,493         8,007                19,863         24,870
              Other (income) expense, net                                    344           (50)                  573           (179)
                                                                    ------------   -----------         -------------   ------------

                   Subtotal                                                6,837         7,957                20,436         24,691
                                                                    ------------   -----------         -------------   ------------

                   Consolidated loss before income tax benefit      $       (590)  $    (2,123)         $     (1,862)  $     (4,395)
                                                                    ============   ===========          ============   ============


         Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 -- INCOME TAXES

         The income tax benefit for the three and nine months ended September 30, 2003, does not reflect the federal statutory tax rate, primarily due to the provision of a valuation allowance for deferred tax assets as a result of the uncertainty regarding their realization. As of September 30, 2003, we have net operating loss carryforwards for federal income tax purposes of approximately $57.6 million, the last of which will expire in 2023 if not utilized.

NOTE 6 -- LINE OF CREDIT

         As of September 30, 2003, we have a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at September 30, 2003, we could have borrowed approximately $4.0 million. At September 30, 2003, $1.9 million was outstanding. Borrowings under the line mature in May 2004. Borrowings bear interest at the prime rate less 0.25%. The interest rate at September 30, 2003, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of September 30, 2003. In addition, we have letters of credit outstanding of approximately $1.4 million issued by various banks, of which, approximately $0.4 million is secured by bank deposits and $1.0 million is covered by our line of credit.

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

         The unsecured Debentures were issued in an aggregate principal amount of $7.5 million with a maturity of three years from June 9, 2003, the date of their issuance (the "Issuance Date"), with an option to extend the term of the Debentures for one additional year beyond the initial maturity date to June 9, 2007 at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003 until repayment in full, and
(ii) if we elect to extend the maturity date pursuant to the terms of the Debentures, 12% per annum from June 9, 2006 through June 9, 2007. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of September 30, 2003, $7.5 million was outstanding on the debt.

         In July 2003, we agreed to issue additional Debentures to new investors under the Purchase Agreement, together with Warrants to purchase 53,800 shares of our common stock, in exchange for a cash investment of $500,000. The Debentures have substantially the same terms as described above, with the exception of the first quarterly interest payment commencing on October 1, 2003. As of September 30, 2003, $500,000 was outstanding on the debt.

         Cumulatively, in connection with the above two transactions, we issued Warrants to purchase up to 860,800 shares of our common stock at an exercise price of $3.046 per share, subject to certain anti-dilution adjustments.

         In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" we are required to allocate the proceeds received in a financing transaction that includes detachable warrants to the debt instrument and detachable warrants included in the exchange on a relative fair value basis. All Warrants were immediately available for exercise and were included for valuation purposes. During the three months ended June 30, 2003, we estimated the fair value of the Warrants utilizing the Black-Scholes option-pricing model. Based on our initial valuation, approximately $1.7 million of the $7.5 million Camden Debentures proceeds were allocated to the Warrants and included in "additional paid-in capital" in the stockholders' equity section of our consolidated balance sheet and the remaining $5.8 million was allocated to the Debentures. During the three months ended September 30, 2003, an external valuation firm completed an independent valuation of the Warrants, which resulted in a reduction in our initial valuation by approximately $1.2 million to $492,000, which reduced the proceeds allocated to the Warrants and "additional paid-in capital" to $492,000 and increased the amount allocated to the Camden Debentures to $7.0 million. Based on the independent valuation, approximately $34,000 of the $500,000 new investors' Debentures proceeds were allocated to the Warrants and included in "additional paid-in capital" and the remaining $466,000 was allocated to the new investors' Debentures. The $526,000 allocated to the value of the Warrants is being amortized to interest expense over the initial term of the debt. As of September 30, 2003, the un-amortized value is approximately $478,000.

         We incurred investment banking and legal costs associated with these transactions totaling approximately $520,000. The costs are being amortized to interest expense over the initial term of the debt.

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

         In connection with the sale of Debentures and Warrants to the investors, our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. A portion of these shares were repurchased in our "Dutch Auction" Tender Offer ("Tender Offer"), which commenced on June 16, 2003 and expired on July 14, 2003. During the Tender Offer, 355,782 shares of our common stock were properly tendered at $3.60 per share, resulting in payments, including expenses, of approximately $1.4 million.

NOTE 8 -- LONG-TERM OBLIGATIONS

         We have entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the three months ended September 30, 2003, we capitalized approximately $0.5 million related to professional fees we incurred. As of September 30, 2003, we have capitalized approximately $5.7 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.0 million as of September 30, 2003. We currently anticipate the implementation project should be completed during the fourth quarter of 2004 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred. The principal portion of the obligation matures as follows: $0.4 million throughout the remainder of 2003, $1.6 million during 2004, $1.7 million during 2005, $1.8 million during 2006, $1.9 million during 2007 and $0.2 million during 2008. During the three and nine months ended September 30, 2003, we have also capitalized approximately $50,000 and $165,000, respectively, of interest related to the project.

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

         A summary of the activity of the restructuring-related liabilities, included in accounts payable and other long-term liabilities, is as follows (in thousands):

                                  LIABILITIES AS OF        2003               2003        2003 CHANGE    LIABILITIES AS OF
                                   JANUARY 1, 2003       ADDITIONS          PAYMENTS      IN ESTIMATE    SEPTEMBER 30, 2003
                                 -------------------   --------------    -------------    ------------  --------------------
Severance                        $               239   $      -          $       (239)    $        -    $               -

Future lease obligations                       2,820          -                  (887)             -                  1,933
                                 -------------------   --------------    -------------    ------------  --------------------

           Total                 $             3,059   $      -          $     (1,126)    $        -    $             1,933
                                 ===================   ==============    =============    ============  ====================

         The obligation is payable as follows: $247,000 throughout the remainder of 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and
$183,000 during 2007.

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

NOTE 11 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 clarifies various derivative implementation issues, and is generally effective for new contracts entered into or modified after June 30, 2003. We currently do not enter into derivative transactions, and therefore the adoption of SFAS 149 had no impact on our consolidated financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity, and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. The adoption of SFAS 150 had no impact on our consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply to the end of the first interim period or annual period ending after December 15, 2003 (i.e., December 31, 2003) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial statements.

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

         We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investments and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's IT function. We deploy specialized resources to deliver higher quality IT functionality at lower cost and help clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation in our processing center, 24/7/365 network monitoring and help desk in our network control center, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides tools, strategies and solutions designed to transform clinical operations and improve patient safety, enhance financial performance, and promote secure and private Health Insurance Portability and Accountability Act ("HIPAA") compliant transactions.

         In recent years, we have expanded our outsourcing and solution sales capabilities. As healthcare and other sectors implement web-based technologies and applications, we may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of web-based applications and/or the systems integration platforms and other technologies in which we have invested; increased competition in the outsourcing business from larger and better capitalized competitors who may also enjoy better name recognition and other competitive advantages; the potential advent of foreign competition from markets with lower cost structures; failure by us to develop and offer new services and solutions demanded by the market; failure of our services and solutions to generate sufficient demand in the market; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing our cost of providing services.

         We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Outsourcing contracts, fixed-fee projects and pre-packaged solution sales are billed by deliverable or on a periodic basis, typically monthly. Revenue on these contracts is generally recognized ratably over the life of the contract or based on progress toward project milestones. As of September 30, 2003, we have seven significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis; and managed trust (digital security) services, which are generally billed annually and recognized ratably over the life of the contract.

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

         With the addition of new outsourcing contracts, we may require additional capital for the acquisition of hardware and software with which to perform the contracts. If our capital resources or access to capital are restricted, we may be unable to pursue or complete new outsourcing contracts, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

         We seek to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to our recurring revenue base. In addition, we seek to increase revenue by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, financial improvement, digital communications and system security and privacy. We manage our client development efforts through our internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geographical area, our CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. Our success in increasing our revenue will be dependent upon, among other factors, the recovery of the marketplace, timely sales, the type, range and quality of our services and solutions, competitive prices, growth and improvement in proposal acceptance rates in outsourcing and consulting, and successful competition in the marketplace. Many of the entities with whom we compete have greater name recognition, financial resources, larger customer bases and greater technical and sales and marketing resources, which may adversely impact our ability to compete against them successfully. In addition, our revenues have and can be adversely affected by unforeseen disruptions in transportation, communications or other infrastructure components. Should we be unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market's expectations of our financial performance and operating results, which could have a material adverse effect on our common stock price.

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

         Our operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as we continue to migrate clients to the processing center, we expect to incur incremental normative costs, which will be offset with savings over time as additional clients are added and we are able to leverage our investment. These costs consist primarily of, but are not limited to: equipment lease costs, depreciation, telecommunication and facility related expenditures. We expect to recover our investment in our processing and network management centers through the performance of multiple outsourcing contracts and network management ("NetLinc") contracts utilizing processing center resources. If we are unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to us, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, our ability to recover our processing center investments would be impaired, which could have a material adverse effect on our financial condition. In addition, we will be performing data processing and other client information systems functions through our processing centers. Any failure by us to successfully perform our processing center functions could adversely affect our clients' operations, which could result in contractual performance penalties to us, early termination of one or more contracts, potential legal liabilities and damage to our reputation in the industry, any or all of which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

         In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial/private payers, and lingering Y2K transition effects combined forces to dampen overall industry demand for new IT service consulting projects. Some of these forces and others have continued to hamper demand for certain of our services in 2003. Furthermore, changes in federal, state and commercial/private payer reimbursement may continue to adversely affect the financial stability and viability of our clients and may impact their ability to contract for and pay for professional services such as those offered by us. We record a provision for estimated uncollectible amounts based on prior collection experience.

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense, homeland security and the Iraq War, as well as federal tax cuts, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives. In addition, state budget deficits could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client's site, away from their own city or state of residence. We are, therefore, highly dependent upon effective air travel for the performance of a majority of our client engagements. If, as a result of terrorist attacks, conflicts in the Middle East and other unsettling world events, air travel becomes increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

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

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings
(loss) or earnings (loss) per share. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and nine months ended September 30, 2003, to the three and nine months ended September 30, 2002, respectively. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

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

         As of September 30, 2003, the restructuring-related accrual amounted to approximately $1.9 million, which represents the present value of future operating lease obligations for facilities no longer used by us, but not sublet or sublet at amounts less than our obligation. Our restructuring accrual may be adjusted in the future, based on our actual success in subleasing compared to our estimate.


         Our key accounting estimates and policies are reviewed with our auditors and the Audit Committee of our Board of Directors.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Revenue.

         Consulting. Net revenue in this segment decreased by $0.2 million or 1.3%, to $13.2 million for the three months ended September 30, 2003, as compared to $13.4 million for the three months ended September 30, 2002.

         Outsourcing. Net revenue in this segment increased by $2.0 million, or 26.0%, to $9.4 million for the three months ended September 30, 2003, as compared to $7.4 million for the three months ended September 30, 2002. The revenue increase was primarily the result of the signing of two new full outsourcing contracts subsequent to September 30, 2002.

Net Cost of Services.

         Consulting. Net cost of services in this segment decreased by $0.1 million, or 1.6%, to $8.3 million for the three months ended September 30, 2003, as compared to $8.4 million for the three months ended September 30, 2002. Net cost of services as a percentage of net revenue for this segment was consistent at 62.6% for the three months ended September 30, 2003, as compared to 62.8% for the three months ended September 30, 2002.

         Outsourcing. Net cost of services in this segment increased by $1.5 million, or 22.6%, to $8.1 million for the three months ended September 30, 2003, as compared to $6.6 million for the three months ended September 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to September 30, 2002, as well as the increased costs associated with our new processing center. Net cost of services as a percentage of net revenue for this segment decreased to 86.2% for the three months ended September 30, 2003, as compared to 88.6% for the three months ended September 30, 2002. The decrease was primarily due to increased revenue and efficiencies achieved from our processing center.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.5 million, or 18.9%, to $6.5 million for the three months ended September 30, 2003, as compared to $8.0 million for the three months ended September 30, 2002. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures and depreciation. Selling, general and administrative expenses as a percentage of net revenue decreased to 28.7% for the three months ended September 30, 2003, as compared to 38.4% for the three months ended September 30, 2002. The decrease was primarily attributable to: reductions in personnel and related costs, increased operating efficiencies as a result of our disciplined cost controls and an increased revenue base.

         Other income and expense. Other expense was $344,000 for the three months ended September 30, 2003, as compared to other income of $50,000 for the three months ended September 30, 2002. The change was primarily the result of increased interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures, as well as reduced interest earned on our short-term investments during the three months ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Revenue.

         Consulting. Net revenue in this segment decreased by $0.1 million or 0.3%, to $41.0 million for the nine months ended September 30, 2003, as compared to $41.1 million for the nine months ended September 30, 2002.

         Outsourcing. Net revenue in this segment increased by $3.4 million, or 14.8%, to $26.4 million for the nine months ended September 30, 2003, as compared to $23.0 million for the nine months ended September 30, 2002. The revenue increase was primarily the result of the signing of two new full outsourcing contracts subsequent to September 30, 2002.

Net Cost of Services.

         Consulting. Net cost of services in this segment increased by $0.5 million, or 1.8%, to $25.5 million for the nine months ended September 30, 2003, as compared to $25.0 million for the nine months ended September 30, 2002. The increase was primarily due to increased non-billable project expenses. Net cost of services as a percentage of net revenue for this segment increased to 62.2% for the nine months ended September 30, 2003, as compared to 60.9% for the nine months ended September 30, 2002. The increase was primarily due to increased non-billable project expenses.

         Outsourcing. Net cost of services in this segment increased by $4.5 million, or 24.1%, to $23.3 million for the nine months ended September 30, 2003, as compared to $18.8 million for the nine months ended September 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to September 30, 2002, as well as the increased costs associated with our new processing center. Net cost of services as a percentage of net revenue for this segment increased to 88.3% for the nine months ended September 30, 2003, as compared to 81.7% for the nine months ended September 30, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to September 30, 2002, as well as the increased costs associated with our new processing center.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $5.0 million, or 20.1%, to $19.9 million for the nine months ended September 30, 2003, as compared to $24.9 million for the nine months ended September 30, 2002. The decrease was primarily attributable to reductions in: personnel and related costs, depreciation, and facility expenditures. Selling, general and administrative expenses as a percentage of net revenue decreased to 29.5% for the nine months ended September 30, 2003, as compared to 38.8% for the nine months ended September 30, 2002. The decrease was primarily attributable to: reductions in personnel and related costs, increased operating efficiencies as a result of our disciplined cost controls and an increased revenue base.

         Other income and expense. Other expense was $573,000 for the nine months ended September 30, 2003, as compared to other income of $179,000 for the nine months ended September 30, 2002. The change was primarily the result of increased interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures, as well as reduced interest earned on our short-term investments during the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, for further details on the components of the restructuring charges. During the three months ended September 30, 2003, we had cash outflows associated with these restructuring charges of approximately $295,000, related to certain lease obligations which were accrued for as of December 31, 2002. During the nine months ended September 30, 2003, we had cash outflows associated with these restructuring charges of approximately $1,126,000, of which approximately $887,000 related to certain lease obligations and approximately $239,000 related to severance costs, which were accrued for as of December 31, 2002. The current accrued liability for additional cash outflows, related to certain lease obligations, is approximately $1.9 million and will be payable as follows: $247,000 throughout the remainder of 2003, $798,000 during 2004, $466,000 during 2005, $239,000 during 2006 and $183,000 during 2007.

         We have entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the three months ended September 30, 2003, we capitalized approximately $0.5 million related to professional fees we incurred. As of September 30, 2003, we have capitalized approximately $5.7 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.0 million as of September 30, 2003. We currently anticipate the implementation project should be completed during the fourth quarter of 2004 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred. The principal portion of the obligation matures as follows: $0.4 million throughout the remainder of 2003, $1.6 million during 2004, $1.7 million during 2005, $1.8 million during 2006, $1.9 million during 2007 and $0.2 million during 2008. During the three and nine months ended September 30, 2003, we have also capitalized approximately $50,000 and $165,000, respectively, of interest related to the project.

         For consolidated financial statement presentation, we have also included amounts relating to capital lease and other software and maintenance financing arrangements in long-term obligations.

         As of September 30, 2003, we have a line of credit arrangement with Fifth Third Bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at September 30, 2003, we could have borrowed approximately $4.0 million. At September 30, 2003, $1.9 million was outstanding. Borrowings under the line mature in May 2004. Borrowings bear interest at the prime rate less 0.25%. The interest rate at September 30, 2003, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. We were in compliance with all financial covenants as of September 30, 2003. In addition, we have letters of credit outstanding of approximately $1.4 million issued by various banks, of which, approximately $0.4 million is secured by bank deposits and $1.0 million is covered by our line of credit.

         In June and July 2003, we agreed to issue Senior Subordinated Debentures (the "Debentures") and warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from investors pursuant to the Securities Purchase Agreement dated as of June 9, 2003, by and between us and the Purchasers thereto (the "Purchase Agreement"). The unsecured Debentures were issued in an aggregate principal amount of $8.0 million with an initial maturity date of June 9, 2006, with an option to extend the term of the Debentures for one additional year beyond this initial maturity date to June 9, 2007, at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of
(i) 7.2% per annum commencing on July 1, 2003, until repayment in full, and (ii) if we elect to extend the maturity date pursuant to the terms of the Debentures, 12% per annum from June 9, 2006 through June 9, 2007. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of September 30, 2003, $8.0 million was outstanding on the debt.

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

         In connection with the sale of Debentures and Warrants to the investors, our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. A portion of these shares were repurchased in our "Dutch Auction" Tender Offer, which commenced on June 16, 2003 and expired on July 14, 2003. During the tender offer, 355,782 shares of our common stock were properly tendered at $3.60 per share, resulting in payments, including expenses, of approximately $1.4 million. During the three months ended September 30, 2003, we also repurchased 64,500 shares of our common stock on the open market for approximately $275,000.

         Our primary capital needs have been, and will be, to fund our outsourcing and solution sales initiatives, as well as our capital expenditures. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, recent funds received from the private placement of senior subordinated debentures, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the securing of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center facilities. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with operating revenues, can also affect our need for capital resources. For all of these reasons, the other factors discussed elsewhere in this report and those risk factors identified in our reports on file with the Securities and Exchange Commission, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

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

         At September 30, 2003, we had cash and cash equivalents of $15.2 million and working capital of $13.5 million, as compared with cash and cash equivalents of $14.6 million and working capital of $14.0 million at December 31, 2002.

         Our net cash provided by operations decreased to $1.4 million for the nine months ended September 30, 2003, compared with $1.6 million for the nine months ended September 30, 2002. The decrease in net cash provided by operations was primarily due to the increase in current assets during the nine months ended September 30, 2003, compared to the nine months ended September 30,

2002 (which included an income tax refund of over $2.0 million), partially offset by the increase in depreciation and amortization during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

         Net cash of $4.2 million used in investing activities during the nine months ended September 30, 2003, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing contracts, partially offset by the proceeds received from the sale of real estate.

         Net cash of $3.4 million provided by financing activities during the nine months ended September 30, 2003, was the result of proceeds received from our senior debentures, partially offset by the repurchase and retirement of our common stock and payments on our long-term obligations and line of credit.

         We previously disclosed in our quarterly press release dated October 23, 2003, that cash provided by operations for the third quarter of 2003 amounted to approximately $400,000. Actual cash provided by operations for the third quarter of 2003 amounted to $868,000. The difference is due to the reclassification of expenses related to the issuance of the senior subordinated debentures paid during the quarter from operating activities to financing activities.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. We do not expect that our disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 23, 2003, we agreed to issue Senior Subordinated Debentures and Warrants to purchase 53,800 shares of our common stock, par value $0.01, (subject to adjustments as discussed below) in exchange for a cash investment of $500,000 from new investors pursuant to the Securities Purchase Agreement dated as of June 9, 2003, by and between us and the Purchasers thereto.

         The Warrants were issued pursuant to that certain Warrant Agreement dated as of June 9, 2003, by and between us and the Warrantholders thereto. The exercise price of the Warrants (subject to certain anti-dilution adjustments) is $3.046 per share. The Warrants expire July 23, 2008, or, if earlier, two years after the repayment of the Debentures in full. In addition, Warrants may be cancelled as follows: in the event of prepayment of the debentures in full prior to the second anniversary of issuance, seventeen percent (17%) of the Warrants will be cancelled; or in the event of prepayment of the debentures in full after the second anniversary of issuance and before the third anniversary of issuance, a pro rata portion of seventeen percent (17%) of the Warrants will be cancelled based on the number of full months between the prepayment and the third anniversary of issuance.

         The Debentures and Warrants were issued pursuant to direct private negotiations between the investors and us. Therefore, these securities were not issued in a public offering and are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 24, 2003, we held our annual meeting of stockholders, at which our stockholders voted in favor of the election of Charles O. Bracken, Douglas
S. Peters and Satish K. Tyagi to our Board of Directors. Messrs. Bracken, Peters and Tyagi were each elected to serve a three-year term expiring at our 2006 Annual Meeting. In the election of Mr. Bracken, 9,321,948 votes were cast in favor and 0 votes were cast against. In addition, there were 32,535 abstentions and 0 broker non-voters. In the election of Mr. Peters, 9,322,593 votes were cast in favor and 0 votes were cast against. In addition, there were 31,890 abstentions and 0 broker non-voters. In the election of Mr. Tyagi, 9,322,593 votes were cast in favor and 0 votes were cast against. In addition, there were 31,890 abstentions and 0 broker non-voters. The remaining directors whose terms continue until 2004 include Reginald M. Ballantyne III and John L. Silverman. The remaining directors whose terms continue until 2005 include Richard D. Helppie, Jr., Richard P. Saslow and Ronald V. Aprahamian.

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

         10.1 Revolving Credit and Security Agreement, dated May 14, 2003, by and among Superior Consultant Company, Inc., Superior Consultant Holdings Corporation, ComTrust, LLC and Fifth Third Bank, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         10.2 Revolving Line of Credit Note, dated May 14, 2003, made by Superior Consultant Company, Inc. in favor of Fifth Third Bank, incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         10.3 Guaranty and Commercial Security Agreement, dated May 14, 2003, by and between Superior Consultant Holdings Corporation and Fifth Third Bank, incorporated by reference to Exhibit
                   10.3 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         10.4 Guaranty and Commercial Security Agreement, dated May 14, 2003, by and between ComTrust, LLC and Fifth Third Bank, incorporated by reference to Exhibit 10.4 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)      Reports on Form 8-K

         On July 29, 2003, we filed a Current Report on Form 8-K, dated July 23, 2003, under Item 5, "Other Events," Item 7, "Financial Statements and Exhibits" and Item 9, "Information Provided Under Item 12 (Results of Operations and Financial Condition)," announcing the July 23, 2003, agreement to issue Senior Subordinated Debentures and Warrants to new investors pursuant to the Securities Purchase Agreement we entered into on June 9, 2003, as well as attaching our July 24, 2003, press release and the transcript of our July 25, 2003, investor conference call, in which we announced and discussed, respectively, our financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Superior Consultant Holdings Corporation


Date:  November 13, 2003          /s/ Richard D. Helppie, Jr.
------------------------          ------------------------------------------
                                  Richard D. Helppie, Jr.
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:  November 13, 2003          /s/ Richard R. Sorensen
------------------------          ------------------------------------------
                                  Richard R. Sorensen
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

EXHIBIT INDEX

        EXHIBIT
        NUMBER                            DESCRIPTION
        -------                           -----------

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

         10.1 Revolving Credit and Security Agreement, dated May 14, 2003, by and among Superior Consultant Company, Inc., Superior Consultant Holdings Corporation, ComTrust, LLC and Fifth Third Bank, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         10.2 Revolving Line of Credit Note, dated May 14, 2003, made by Superior Consultant Company, Inc. in favor of Fifth Third Bank, incorporated by reference to Exhibit 10.2 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         10.3 Guaranty and Commercial Security Agreement, dated May 14, 2003, by and between Superior Consultant Holdings Corporation and Fifth Third Bank, incorporated by reference to Exhibit
                   10.3 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         10.4 Guaranty and Commercial Security Agreement, dated May 14, 2003, by and between ComTrust, LLC and Fifth Third Bank, incorporated by reference to Exhibit 10.4 to our Form 10-Q filed with the Securities and Exchange Commission on August 14, 2003.

         31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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