Form 10-K
period 2003-12-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2004-03-30
CIK 1020999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 0-21485

SUPERIOR CONSULTANT HOLDINGS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization) 17570 West Twelve Mile Road, Southfield, Michigan (Address of Principal Executive Offices)	38-3306717 (I.R.S. Employer Identification No.) 48076 (Zip Code)

Registrant’s telephone number, including area code: (248) 386-8300

Securities registered pursuant to section 12(b) of the act: None

Securities pursuant to section 12(g) of the act:
Common Stock, par value $.01 per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act). Yes ☐ No ☒

     The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the NASDAQ National Market on the last business day of the registrant’s most recently completed second quarter, June 30, 2003, was $9,487,044. At March 29, 2004, 10,407,399 shares of the registrant’s Common Stock were outstanding, excluding treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

     The registrant’s definitive proxy statement for the annual meeting of stockholders, to be held in July 2004, expected to be filed with the Commission not later than April 29, 2004, is incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Summary

     Superior Consultant Holdings Corporation (“Superior” or the “Company”) is a leading national provider of Digital Business Transformation™ services to the healthcare industry that enable our clients to thrive in the information-driven economy and help them plan and execute better business strategies to meet their fiscal challenges while advancing clinical quality. Through our primary operating subsidiary, Superior Consultant Company, Inc., we offer business process and information technology (“IT”) outsourcing, management and consulting services and assistance to healthcare organizations, including health plans and technology providers, with special emphasis on hospital systems and integrated delivery networks. When we use the terms “Company” or “Superior”, we are referring collectively to the Company together with Superior Consultant Company, Inc. We have deep proficiency in clinical, financial and administrative systems consulting, including planning, selection and implementation. With extensive industry application knowledge and experience, and specialists in business process improvement, we apply critical industry context and expertise to our engagements. Our best practices outsourcing model includes a full range of flexible business process and IT solutions, data center services, including 24/7/365 network monitoring and help desk services through our network control center, facility management, interim management, and application outsourcing services. By participating in our world-class processing center, clients gain the benefits of purchasing power, application integration and shared initiatives in addition to consistent service levels and a single source of accountability.

     In order to address the increased industry-wide focus on patient safety, clinical excellence, compliance with security regulations and financial performance, our services and solutions are designed to give the healthcare industry the tools and strategies they need to serve their customers effectively, improve the quality and safety of clinical care, secure and authenticate online healthcare transactions, reduce cost and ensure compliance with evolving government and industry requirements, including the Health Insurance Portability and Accountability Act (“HIPAA”) and bar coding mandates.

     From education, visioning and planning to implementation and outsourcing, we provide the following services and solutions that are designed to help client organizations perform better:

     Outsourcing

•	Business Process Outsourcing

•	Full-service IT Outsourcing

•	Processing Center

•	Network Control Center with Remote Network Monitoring, Management and Help Desk Services 24/7/365

•	Outsourcing Consortium

•	Facilities Management

•	Application Management

•	Interim Management

     Consulting

•	Strategy Formulation

•	Financial Systems

•	Application Delivery - Clinical Information Systems

•	Application Delivery - Revenue Cycle Information Systems

•	Application Delivery - Administrative, Decision Support and other Healthcare Information Systems

•	Systems Integration

     Because of our deep knowledge of the healthcare industry and our clients’ needs, and our extensive experience with a broad range of healthcare operations and workflow, IT and clinical systems, we are able to work with clients to enable them to leverage their existing legacy information system investments and accelerate their return on those investments by connecting them to web-based or other technologies. We believe that our long-term relationships, in-depth knowledge of the healthcare industry and our clients’ needs coupled with our range of service offerings endow us with significant advantages over our competitors in marketing additional services and winning new engagements. We believe we are well positioned to help healthcare providers bridge traditional services to a digital environment and capitalize on inherent market, care delivery and business efficiency benefits. Our goal is to be the preferred, if not sole, provider of a broad range of outsourcing and consulting solutions for each of our clients.

Industry Background

General

     Healthcare providers today face external and internal pressures to meet the competitive demands of the marketplace, pursue their strategic initiatives and comply with increasing government regulations, while also improving their bottom line. The United States healthcare industry continues to undergo rapid, profound change. In recent years, healthcare expenditures have increased at approximately twice the rate of inflation. In 2002, healthcare spending rose 9.3% to $1.6 trillion and accounted for 14.9% of the nominal gross domestic product, the largest share on record. Healthcare expenditures are expected to outpace GDP growth by an average of 2.0% per year from 2003 to 2013, double 2002 levels, according to a CMS Office of the Actuary report published in Health Affairs. There is a greater emphasis placed on issues of patient safety and the prevention of medical errors, competition in clinical care quality and IT innovation, as well as heightened awareness of the urgency to implement electronic medical records, digital security measures and compliance strategies, as well as bar coding technologies. We believe that these factors, combined with changes in federal, state and commercial/private payer reimbursement, slowed growth of Medicare payments, the aging of the U.S. population and the growing acceptance of the Internet and web-based technologies, and spurred by the increasingly vocal demands of consumers for quality care, will result in continued dramatic change in the healthcare industry.

Healthcare Information Technology

     The healthcare IT environment is increasingly complex and costly. Healthcare IT must address the challenges inherent in deploying new technologies, maintaining or integrating older systems and deploying an IT function capable of meeting new objectives. Healthcare IT services must help to improve clinical quality and patient safety, achieve regulatory compliance and ensure secure digital transactions while at the same time improving business operations and the revenue cycle as well as reducing supply costs. With all of these pressures, healthcare organizations must become more efficient and effective. As a result, we believe that the healthcare industry will increase the percentage of its budget devoted to IT solutions. Integrating web-based or Internet technology, computerized practitioner order entry, or “CPOE”, electronic medical records systems, bar coding and other technologies into the healthcare delivery process can enable organizations to improve their financial performance. These technologies can help healthcare organizations reduce costs through clinical and supply chain efficiencies, enhance communications with physicians, patients, payers and other constituencies, improve care delivery and patient safety and streamline activities such as claims processing, eligibility verification and billing.

     With the increased move to digital communications by virtually all segments of the industry — providers, payers, consumers, health plans, suppliers, employers and employees — all participants have the opportunity to effectively address the cost-containment pressures of federal, state, commercial/private payers and to meet strict privacy mandates and regulations. Our extensive experience with all major healthcare software vendors along with a multitude of other applications, enables our company to implement and integrate “best practices” IT solutions to improve our clients’ performance and leverage their existing IT investments.

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

Outsourcing

     We believe that the competitive, technical, clinical and economic challenges facing healthcare providers today will spur those providers, in increasing numbers, to consider outsourcing of their business processes and/or information technology functions. With the range of business process, management and information technology outsourcing solutions that we offer, we can assist clients to address many of the challenges they face while allowing them to focus on their primary business objectives. Our outsourcing solutions offer clients cost effective operation of their business processes and information technology functions and potential reduction in related capital outlay. We deliver to our outsourcing clients best practice solutions and the technical advances and expertise that Superior develops through its outsourcing and consulting services. Our flexible continuum of outsourcing solutions allows our clients to select the level of support most suitable to their situation. We offer full business process and IT management and operations outsourcing, including data center consolidation in our world-class processing center. We also offer 24/7/365 network monitoring and help desk support from our network control center. Our outsourcing solutions enable clients to meet critical completion timetable needs by providing availability of the expertise resident in our nationally deployed specialists, thus allowing clients to pursue a greater number of IT initiatives concurrently. Further, our experience and expertise in the implementation and operation of various applications provides our outsourcing clients with ever-evolving, best practices operational models. We offer other outsourcing alternatives, including facility management, application unification, application outsourcing and interim management of business process and IT operations.

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

     In 2003, the healthcare consulting industry was highly fragmented and consisted primarily of:

•	Larger systems integration firms, including the consulting divisions of the national accounting firms and their spin-offs, which may or may not have a particular healthcare focus or offer healthcare consulting as one of several specialty areas;

•	Healthcare information systems vendors that focus on services relating to the software solutions they offer;

•	Healthcare consulting firms, many of which focus on selected specialty areas, such as strategic planning or vendor-specific implementation;

•	Large general management consulting firms that may or may not specialize in healthcare consulting and/or do not offer systems implementation; and

•	Boutique firms that offer one or two specialized services, or who service a particular geographic market.

     We believe that, increasingly, the competitive advantage in healthcare consulting will be gained by those consulting firms which:

•	Are able to coordinate the necessary expertise and resources to offer comprehensive skill sets and packaged solutions to clients;

•	Have the vision, strength and consistency to advise clients along the entire service continuum, from strategy to selection to implementation to operation;

•	Offer the flexibility to meet the challenges of the rapidly changing healthcare, digital business communication and IT environment; and

•	Have assets to bring total solutions including offerings that address the clients’ need for market expansion and capital replacement.

The Superior Solution

     Our outsourcing and consulting services provide all segments of the healthcare industry, including health plans and technology providers, with special emphasis on hospital systems and integrated delivery networks, with the critical tools and strategies needed to effectively serve customers, manage patient care and workflows, enhance financial performance, improve patient safety, and capitalize on digital business communication and other new technology opportunities while ensuring digital security. We offer custom-tailored services and packaged solutions based on an assessment of each client’s needs.

     Our continuum of solutions includes: strategy formulation, information technology and digital business communication planning and capital resources planning; operations and revenue cycle management, organizational change and business process redesign and outsourcing; automation of workflows, computerized practitioner order entry, clinical transformation and patient records; information technology design and construction, application implementation, information systems implementation and integration; and IT interim management, application unification, application support, network monitoring and help desk, business process and information technology outsourcing. For each client and engagement, we structure a project team that understands the impact of the changing healthcare environment on that particular client and can address the management, operational and technical ramifications of change and improvement. In structuring an engagement, we draw upon our solutions framework to bring our clients the most efficient, cost effective solution to meet their needs. Our nationally deployed professionals are aided by instant access, via our proprietary information and communication system, to our knowledge and client resource databases and to collaboration with colleagues. Our unified team approach helps to ensure high quality, consistent and geographically seamless client service.

Outsourcing

     Our outsourcing offers a variety of solutions designed to meet client needs, which include complete or partial business process and/or IT outsourcing, interim management and remote network support. We provide clients with a complete solution for effective management of information and technology and IT cost control. Our best practices outsourcing model includes a full range of flexible business process and IT solutions, including 24/7/365 network monitoring and help desk services, facility management, interim management, and application outsourcing services. By participating in our common processing center, clients gain the benefits of purchasing power, application integration and shared initiatives in addition to consistent service levels.

Clients can choose one or any combination of:

Full-Service Business Process and IT Outsourcing – We offer single-source accountability and a state-of-the-art processing center to help clients achieve higher performance and lower costs. Our outsourcing clients may join a consortium of healthcare organizations that offers them an opportunity to drive down the cost of information systems through resource and systems sharing including hardware, software and infrastructure.

NetLinc – Remote Network Monitoring and Help Desk Services 24/7/365 – Our NetLinc control center offers solutions designed specifically as an element of clients’ IT functions, such as help desk and network management, application support and development, and network monitoring.

Facilities Management – We become the client’s full technology partner by operating IT (hardware and application functions) and managing/transitioning staff on the client’s site or remotely.

Application Management – We provide ongoing services to support the efficient operation of critical applications.

Interim Management – We provide senior-level technology executives to guide the operations and initiatives of clients’ IT functions, including interim privacy/security officers.

Consulting

     Our services are the building blocks of every solution we offer, integrating management consulting and technology expertise to meet the entire range of clients’ needs as they deal with the financial challenges and operational issues all healthcare providers face today. Our services and solutions – from boardroom strategy planning to implementation to fine-tuning of technical and operational project details – enable clients to maximize and build upon their existing IT investments and leverage digital technology for future growth.

     Strategy Formulation – Combining the knowledge of healthcare managers, consultants, clinicians and renowned futurists, we help clients to better understand the competitive market within which they operate and to develop and execute business strategies that address market dynamics, quality of care, financial performance, technology development and resource allocation across their entire organizations. Our multi-disciplinary approach integrates strategic/business planning, operations redesign and clinical and financial analysis, as well as reconfiguration of existing technology architecture to achieve clinical transformation and desired outcomes in quality, cost reduction, clinical productivity and increased satisfaction among patients, physicians and employees.

     Superior's Clinical Transformation Management program is a structured, culturally sensitive process to redesign work flows, implement best practices and adopt technologies that integrate resources and standardize operations in support of specified improvements in clinical, operational and economic objectives.

     From readiness assessments to strategic planning to implementation, we help clients to take advantage of new technologies and processes to improve digital proficiency and security and comply with HIPAA, CMS, JCAHO and other applicable regulations.

     Financial Systems – Our resource planning solutions promote enterprise-wide integration and help organizations respond to changing market conditions. We assess infrastructure needs (financial, human resources and materials management), reengineer business processes to optimize infrastructure operations and ROI, and implement appropriate financial systems.

     We manage the revenue cycle – from redesigning business processes to installing or troubleshooting information systems – to actually managing and performing accounts receivable collection activities for our clients, to help clients accelerate cash flow and positively affect their bottom line. We work closely with client staff to reduce accounts receivable, re-deploy assets and improve operational efficiencies.

     Application Delivery – We specialize in selecting, customizing, and implementing all major healthcare software applications. Services include pre-implementation planning, system implementation and integration, patient accounting and business improvement, and system optimization.

     Our integrated solutions are designed to automate, track and assure the quality of the medication process to dramatically reduce medication errors - the most common and costly of medical mistakes. By combining clinical discovery, assessment, benchmarking, troubleshooting and decision support tools, and integrating technologies such as CPOE, electronic medical records and bar coding, we help clients create optimal care models and methodologies that reduce medical mishaps and improve clinical outcomes.

     To assist our clients in achieving the optimal strategic, clinical, operational, IT and digital business communication solutions for their business needs, we draw upon our expertise with the products of a vast array of vendors. Through this in-depth product knowledge, we are able to fully assess the advantages and disadvantages of each particular strategic, clinical, operational, IT and digital business communication solution in the context of the individual client’s needs. Additionally, through select alliances and relationships, we are able to bring an aggregation of products and services packaged to suit client needs. We have experience with the products of hundreds of vendors.

     Systems Integration – We have a national focus on promoting the use of electronic information exchange to address the opportunities and challenges of the healthcare industry. We assist our clients with network and telecommunication design and acquisition, enterprise messaging, intranet and web strategies and design, workgroup technology, as well as software and application development solutions. We provide a bridge between existing and emerging technologies by supplying vendors with needed knowledge to develop innovations focused on the changing needs of the marketplace and by assisting healthcare industry participants to assess, select and implement new technologies. This enables us to help our clients take advantage of the opportunities presented by technologies such as the Internet and intranets, local and wide area communication networks and network medicine.

Developments in 2003

Superior achieved several financial and business developments during 2003, including:

•	Receiving the 2003 “Best Bang for the Buck Award” from Frost & Sullivan, a global leader in growth consulting. Superior has been awarded this distinction for providing the highest value to cost ratio in its outsourcing and consulting services and solutions. Superior is only the second company ever to receive this prestigious award from Frost & Sullivan.

•	Signing two new multi-year, multi-million dollar outsourcing agreements representing a base value of over $77 million.

•	Adding over 100 new clients in 2003.

•	Achieving positive earnings before interest, taxes, depreciation, and amortization (EBITDA) of $4.2 million for the year ended December 31, 2003. (Refer to Item 6 “Selected Consolidated Financial Data” for a reconciliation of net loss to EBITDA.)

•	Generating positive cash flow from operations of $1.8 million for the year ended December 31, 2003.

•	Increasing outsourcing net revenue by 24% over the prior year.

•	Issuing Subordinated Notes and Warrants to private institutional investors for an aggregate investment of $8,000,000.

•	Completion of a modified Dutch Auction tender to repurchase 355,782 shares of our common stock at a price of $3.60 per share, and additional open market purchases of 76,500 shares.

Employees

     We believe that one of our key strengths lies in our ability to attract, develop, motivate and retain a talented, creative and highly skilled work force of senior-level professionals who are specialists in one or more areas of healthcare, information technology and digital business communication. Our consultants are highly experienced and many have established their credentials as healthcare executives and senior management of healthcare organizations, senior technical officers, business office managers, medical records administrators, nurse administrators, nurses, laboratory technicians, physician assistants, medical technologists, physicians, pharmacists, hospital admissions directors and information management and information systems technical personnel. As of December 31, 2003, we employed 609 employees, 484 of whom were consultants or outsourcing personnel. Of the 125 remaining personnel, a significant number of our senior and middle management perform a variety of line functions, including sales and marketing, client billable consulting and advisory services.

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

Sales and Marketing

     Our executive leadership and our client relationship leadership (Client Partner Organization leaders) focus intensely on client development strategies, geographic market penetration, cross-selling, and on securing larger and more profitable engagements. Business development is an integral part of the formal responsibilities at all levels of our management, including Competency Center leaders, and we set business development goals on both a departmental and individual basis. We utilize a sales methodology which is successfully employed by many Fortune 500 companies. Our senior executives lead the company’s outsourcing sales program and manage specialized outsourcing sales teams as well as prospecting, proposal development, negotiation, transition and delivery.

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

     We further our business development efforts through our reputation in the marketplace, the personal contacts and networking of our professionals, direct industry marketing programs, trade shows, our Internet web site (located at www.superiorconsultant.com), and the industry presence maintained by our professionals. Our marketing profile within the healthcare industry is enhanced by our employees’ speaking engagements and publications on topics affecting healthcare. Our views on a wide range of healthcare and IT topics are frequently solicited and quoted for articles in major industry journals and books. Our healthcare consultants have been published extensively on current and emerging topics in healthcare information and management and have participated in external speaking engagements and presentations to industry associations and client audiences internationally.

     We operate our healthcare outsourcing and consulting businesses through a combination of our national presence, regional relationships and our Competency Centers. Each Competency Center offers a selected variety of our healthcare consulting services and often two or more of these areas work synergistically together and with other industry leaders to develop and package repeatable solutions or market offerings for clients. Each Competency Center is managed by a leader who is responsible for achieving performance-based goals for the specific area and is responsible for its growth. We actively market the subject-matter expertise of our Competency Centers through the focus of our Client Partner Organizations. Each Client Partner Organization is responsible for developing and enhancing knowledge of local regulation and market factors, as well as developing and nurturing relationships with specific client and partner organizations. This enables us to combine the expertise of our Competency Centers to form customized, as well as repeatable packaged solutions that are responsive to local conditions and of value to specific clients.

     We provide a compensation system designed to foster an active focus on growth and business development at all levels within the organization. Management has the potential to earn incentive compensation on a quarterly and/or annual basis based on individual, group and company-wide performance goals.

Competition

     The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with systems integration firms, national consulting firms, including the consulting divisions of the national accounting firms and their spin-offs, outsourcers, information system vendors, service groups of computer equipment companies, facilities management companies, general management consulting firms and regional and specialty consulting firms. Many of our competitors have significantly greater financial, technical and marketing resources than we have, generate greater revenue and have greater name recognition than we have. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as Superior, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. There are relatively low barriers to entry into our markets (other than outsourcing) and we have faced and expect to continue to face additional competition from new entrants into our markets. In addition, combinations and consolidations in the consulting and outsourcing industry may give rise to larger competitors, whose relative strengths we cannot predict. We also compete with our clients’ internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support internal information management capabilities. We compete with new entrants and other smaller companies which often compete very aggressively on price, and at the same time we compete, particularly on outsourcing and other large engagements, with companies that enjoy greater financial and technical resources than our own, as well as greater brand recognition and marketing resources.

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

Risk Factors

     Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “promise,” “should,” “conditioned upon,” “project,” “predict,” “continue” and similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We believe it is important to communicate our expectations to our investors. However, there will be events in the future that we are not able to accurately predict or over which we will have no control. The risk factors listed in this section, as well as any other cautionary language in this report, provide examples of just a few of the many risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in the following risk factors and elsewhere in this report, or in our other publicly filed reports which we may file from time to time, could have a material adverse effect on our business, operating results and financial condition. In that event, the market price of our common stock could decline, and you could lose all or part of your investment. Other risks not currently known to us, or which we believe to not be material, may also have a material adverse effect on our business. In addition, any one or more of these risks, including those outlined below could have a greater or lesser impact on our business at any particular point in time and you should not give any greater or lesser emphasis or weight to any single factor merely by virtue of the order of its presentation or the depth of its discussion in this report.

A Variety Of Factors Can Cause Our Revenue, Income Or Loss To Fluctuate

     In recent years, we have experienced significant quarterly fluctuations in our operating results. Variations in our revenue and operating results may continue from quarter to quarter as a result of a number of factors, including, but not limited to:

•	The relatively longer sales cycle in obtaining new clients and larger contracts, including outsourcing;

•	Fluctuations in sales of our services and solutions and in consultant billing and utilization rates;

•	Client and employee retention;

•	The failure to secure and deliver new client contracts at the budgeted rate and the resulting negative impact on utilization of our consultants;

•	Industry spending patterns and market conditions that may adversely affect the buying decisions of our current and prospective clients;

•	Government funding of healthcare;

•	The number and significance of active client engagements during a quarter;

•	Increased investment by us in new services, implementation of new client relationships and other strategic initiatives;

•	The decision of clients to defer commitments on new projects;

•	Client budgetary cycles and pressures;

•	Timing and collection of client payments;

•	The award or loss or reduction in scope of significant client assignments;

•	Significant write-offs of billable time, reimbursable expenses or accounts receivable;

•	Unforeseen disruptions in transportation, communications or other infrastructure components;

•	Use and reductions in our available cash and other operating capital resources; and

•	General economic conditions and adverse developments in the financial condition of our clients.

     Our existing consulting clients can generally reduce the scope of or cancel their use of our services without penalty and with little or no notice. If a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our financial performance will suffer unless we are able to rapidly redeploy our employees to other engagements in order to minimize underutilization of employees.

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

     Our success in sustaining and increasing revenue will be dependent upon, among other factors, timely sales, the type, range and quality of our services and solutions, competitive rates, growth and improvement in proposal acceptance rates in outsourcing and consulting, and our successful competition in the marketplace. We have experienced a consistently uneven market in recent quarters. This trend could continue if healthcare organization spending levels remain low, leading to continued unpredictability in the market for consulting services. If we are unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market’s expectations of financial performance and operating results, which could have a material adverse effect on our common stock price.

     Finally, we have reported net losses over the past several years, and we cannot predict with certainty to what extent we will achieve positive earnings in the future. If we are unable to maintain consistent profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

Our Long Sales And Project Delivery Cycles Expose Us To Potential Losses

     Our sales process for outsourcing, network-related and other large scale projects is often subject to delays associated with the lengthy approval process that typically accompanies significant capital expenditures by our clients. During this process, we expend substantial time, effort and expense marketing our services, preparing contract proposals and negotiating contracts. Any failure or delay in obtaining a signed contract and receiving payment for our services after expending significant time, effort and resources could materially and adversely affect our revenue and financial condition. Expenses incurred in the pursuit and winning of a large scale contract must be recovered over the life of the contract. If the contract is terminated prior to its scheduled expiration, we may not be able to recover expenses incurred in procuring the contract. As we place increasing focus and emphasis on the sale of outsourcing, network-related and other large scale engagements, these potential adverse effects of the longer sales and delivery cycles can be magnified. Moreover, outsourcing, network-related and other related large scale projects generate more intense competition and competition from larger and better financed competitors. This contributes to lengthening the sales cycle and also makes the winning of the engagements more difficult. Any failure of the Company to close and perform its budgeted number of large scale transactions on its budgeted schedule could contribute to a shortfall in revenue or earnings from expected levels and a failure to meet expectations of securities analysts or the market in general. In such an event, the price of our common stock could be materially adversely affected.

Short Term Consulting Projects Add Risk to Our Business

     Market demand for our consulting services has been uneven for the last several quarters. It is difficult to predict with certainty developments in the market for our consulting services. Each quarter, a portion of our consulting revenues is prospected, bid and oftentimes completely or partially delivered, with the revenue recognized appropriately, during the quarter. These shorter-term engagements are often the result of rapid responses to client requests, and as such, are difficult to forecast with certainty. If market demand or other factors result in fewer shorter-term consulting projects than we anticipate, or if the projects are of insufficient size to meet our expectations, then our business will incur increased risk. Costs of sale as a percentage of revenue may increase, as more sales cycles may be required to keep our consultants engaged over a given period of time. Short term consulting projects may also make it more difficult to plan resource deployment and maintain consultant utilization at optimum levels. It also may become more difficult to match available skill sets within our resource pool to market demand. Based on the preceding factors, or others, it is possible that we may experience a shortfall in revenue or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general. In such event, the price of our common stock could be materially adversely affected.

Continued Investment In Outsourcing Contracts, Coupled With The Potential for Further Losses, May Place Pressure On Our Available Cash Resources

     The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the winning of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment, including the hiring of new personnel and the acquisition of a client’s information technology assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center hardware and software as we sign additional contracts. The timing, number and scale of potential future outsourcing contracts can impact our need for long-term and short-term capital resources. In addition, our future capital needs will be affected by the timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by our service offerings in the market. If our new service offerings do not meet success in the market and/or if we cannot generate additional revenue from existing offerings and client relationships, and if we cannot adequately adjust our operating expenses to an appropriate level commensurate with operating revenue, our capital resources will be reduced and our financial condition will be adversely affected.

     If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if we are either restricted from further borrowings and/or required to repay all outstanding indebtedness under our credit agreement, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We could also, in such event, face the need to delay or reduce the development of services or the pursuit of contracts that would require significant investment to complete. We could also face the need to reduce staffing levels and related expenses or potentially to liquidate or mortgage selected assets.

     If our management decides that it is in our best interest to raise cash for operations, investments to strengthen our balance sheet, or for any other reason, we may decide to issue equity or debt, even if all of our current funding sources remain available. If we issue additional securities to raise funds, those securities may have rights, preferences, or privileges senior to those of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available on favorable terms when required, or at all. Our inability to obtain additional financing when needed could impair our ability to develop products and services for the market; to implement our business strategies; and may otherwise materially and adversely affect our financial condition.

Our Client Base Is Heavily Concentrated In The Healthcare Industry

     We derive the substantial majority of our revenue from clients involved in the healthcare industry. As a result of our focus on healthcare outsourcing and consulting, our business, financial condition and results of operations are influenced by conditions affecting this industry. In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by factors such as the applicable regulations and changes in the private reimbursement environment combined forces to dampen overall industry demand for new information technology service consulting projects. These forces continued to hamper demand for our services in 2003 and may continue to do so in the future. Furthermore, these forces and others may continue to adversely effect the financial stability of healthcare industry participants and their demand for professional services of the type offered by us. Some of these factors are discussed in more detail below:

Regulatory Change. Federal, state and commercial payer changes resulted in substantial limitations on capital expenditures and investments in the healthcare industry. In addition, many federal and state legislators have announced that they intend to propose programs to reform the United States healthcare system at both the federal and state level and government agencies have intensified efforts to monitor fraud and abuse in healthcare programs reimbursed by federal and state agencies. Further, HIPAA and other mandates require that providers and other healthcare participants comply with a complex set of regulations. Although these efforts could increase demand for our services, they could also adversely affect our clients, result in lower reimbursement rates and change the environment in which providers operate and could otherwise adversely affect service providers such as ourselves. The ongoing impact of federal, state and commercial payer reimbursement changes on our healthcare industry clients cannot be predicted with certainty. Reduced revenue to the healthcare industry could adversely affect service providers like us. In addition, ongoing change in government regulation of the healthcare industry can affect us in a number of ways. Government regulation can affect the ways in which our healthcare clients procure and pay for services such as those that we offer. Regulation can also have significant effects on the operations of our healthcare clients. If we are unsuccessful in developing and maintaining our ability to assist and serve our clients in the evolving environment of government regulation, our ability to win and retain clients may suffer, which could materially and adversely effect our business.

Cost Pressure. Large private purchasers of healthcare services are placing increasing cost pressure on providers. Healthcare providers have and may continue to react to these cost pressures and other uncertainties by curtailing or deferring investments, including investments in our services.

     The impact of these developments in the healthcare industry is difficult to predict. Some of them have had and some or all of them may continue to have a material adverse effect on our business.

We Face Risks In Providing Outsourcing Services

     We provide healthcare business process and information technology outsourcing solutions which include any combination of support from full outsourcing with data center consolidation, 24/7/365 network monitoring and help desk, facility management, application unification, application outsourcing, business process and interim management. These solutions may involve personnel acquisition and/or the transfer of a client’s information system assets — hardware/software and human resources — from an internal business function to an outsourced service.

     We incur significant expense in the pursuit, development and negotiation of large outsourcing contracts. Moreover, to implement our outsourcing program, we are required to make substantial investments in equipment and personnel in order to perform under the contracts. We must then recover such expenses over the life of the contract. Insufficient access to capital could prevent us from entering into or executing new outsourcing contracts, which could materially and adversely affect our business. We may also be dependent upon our ability to hire and retain some or all of an outsourcing client’s former information technology staff or certain business operations in order to provide appropriate service levels. We cannot predict whether we will in each instance be able to either assess accurately the investment required for an outsourcing contract or negotiate and perform any of our outsourcing contracts in a profitable manner. Some of our agreements call for penalties, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, result of operations and the price of our common stock.

     We anticipate that competitors will continue to increase their focus on this outsourcing market. Our ability to increase revenue depends in significant part upon our ability to secure new outsourcing contracts in the face of this competition. As mentioned elsewhere, many of these competitors have advantages over us. The increased focus from competitors has to date and may continue to adversely affect our ability to obtain new outsourcing contracts as well as the profitability of any such contracts.

     In addition, one key to the success of the expansion of our outsourcing business is to build and operate one or more data centers to run the data processing, network management and monitoring and other information technology functions of our outsourcing clients. Our ability to achieve optimum economies of scale is dependent upon our ability to win outsourcing and network management engagements of a sufficient number and size. Unless we are able to fill our data centers with sufficient billable work we may not recover our development and operation costs. Further, a demonstrated ability to successfully close and execute outsourcing engagements is critical to the development of increasing recognition and credibility in the marketplace which, in turn, is important to the future growth of the outsourcing business. An inability to successfully win, execute and manage outsourcing and network management engagements could have a material adverse affect on our business and on the price of our common stock.

Our Results Will Be Adversely Impacted If We Cannot Properly Anticipate And Respond To Shifts In Market Demand

     As healthcare and other sectors move increasingly to Internet and web-based technologies and applications and as we continue to innovate services and solutions to develop and capitalize on this market, we will incur risks related to our participation in such untested opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to, new and unforeseen technologies superseding development of the Internet and/or the systems integration platforms and other technologies in which we invest; potential government regulation of the Internet; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent in the digital business communication field, increasing our cost of providing services.

     As a result of the financial and technological pressures that face the healthcare industry, and as result of the rapid rate of evolution in technology, the technical solutions and marketing initiatives in which we invest may fail to gain acceptance in the marketplace. Consequently, we may be forced to abandon certain initiatives without having recouped our costs of development. In addition, solutions and market offerings invested in by us may encounter competitive products in the marketplace that enjoy competitive pricing advantages, better brand recognition or other advantages over solutions offered by us. A failure by us to invest in and develop successful market offerings could have a material adverse affect on our business and the price of our common stock.

     In response to shifts in market demand and in an effort to better align our business with our markets, we have restructured our business units in recent years. This restructuring has included hiring persons with appropriate skills, including salespersons, and reductions in force in service areas experiencing less demand. These market conditions and restructuring efforts have placed new and increased demands on our management personnel, technical and operational resources and on our information systems. Our consultants are generally employed on a full-time basis. Therefore, in the short run we incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue lines of business which can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. As we previously have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that office space is closed by us, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under its prime lease(s). In addition, there can be no assurance that any sublessees will not default in their rent or other obligations. Default by our sublessees, or an inability of us to sublease excess office space could have a material adverse effect on our financial condition.

We Face Risks in the Performance of Projects in our Business

     Many of our engagements, including but not limited to our outsourcing and network management engagements, involve projects which are critical to the operations of our clients’ business and which provide benefits that may be difficult to measure. For example, we perform data processing and other information system functions through our processing centers that are critical to our clients operations. Any failure to successfully perform these operations could harm our clients and could result in early termination, contractual penalties, legal liabilities and damage to our business reputation, all of which could adversely affect our business. Beyond actual execution failure, other perceived or actual failures to meet a client’s expectations in the performance of our services could damage our reputation and adversely affect our ability to attract new business with that client or with others. We could incur substantial costs and expend significant resources working to ensure client satisfaction even in situations where our services met contract requirements. A negative impact on client relationships could materially and adversely affect our business whether or not we bear any responsibility, legal or otherwise, for the occurrence of those problems. A successful legal claim against us could damage our reputation in the industry and have a material adverse effect on our business. We attempt to limit liability contractually, but there can be no assurance that such limitations will be effective. We also maintain insurance against such claims, but there can be no assurance that our insurance will provide adequate coverage for successful claims against us.

We May Fail To Perform Fixed Price Contracts In A Profitable Manner

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

We May Not Be Able To Effectively Recruit Or Retain Required Personnel

     Our business involves the delivery of professional services and is labor-intensive. Our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled sales, management, administrative and technical personnel. Other consulting firms, healthcare providers and other healthcare industry participants, including health information systems vendors, clients, systems integrators and many other enterprises, compete with us for employees with the skills required to perform the services we offer. If we are unable to recruit and retain consultants to perform new and existing client engagements, our reputation in the industry and our ability to generate revenue will both suffer, which could have a material adverse effect on our business, financial condition and on the price of our common stock. Moreover, our consultants are often key to our client relationships. Loss of key consultants could impair client relationships and adversely affect our ability to gain recurring engagements, which could adversely affect our financial condition.

Loss Of One Or More Large Clients Could Harm Our Business

     We derive a significant portion of our revenue from a relatively limited number of clients. A substantial portion of our revenue is derived from services provided to our existing clients. Except for our outsourcing contracts, which typically are for more than one year, clients engage us on an assignment-by-assignment basis and a client can generally terminate an assignment at any time without penalty. In addition, the level of our consulting services required by any individual client can diminish over the life of our relationship with us and we cannot give any assurance that we will be successful in establishing relationships with new clients as this occurs. Moreover, we cannot give any assurance that our existing clients will continue to engage us for additional projects or do so at the same revenue level. The loss of any significant client or significant contract (such as a large outsourcing agreement) could materially and adversely affect our business. Significant write-offs or the insolvency of a significant client could materially and adversely affect our business. Additionally, if we fail to generate additional revenue from our existing clients, it may materially adversely affect our business and financial condition.

A Large Part Of Our Consulting Work Is Concentrated In The Systems Of A Relatively Small Number Of Major Vendors

     The healthcare industry can choose among numerous healthcare information systems solutions. Vendors of these products come into and out of favor depending on a variety of factors. Although our consultants have expertise with the information systems developed by numerous healthcare information system vendors, we have historically experienced periodic revenue concentration from client projects involving the products of an evolving but relatively small group of vendors. We believe that this concentration generally reflects the current preference of the healthcare industry participants that we serve. Should any one or more of these vendors (or any other vendors with whose products we have substantial involvement) lose favor in the healthcare industry, we would be required to refocus our efforts on alternative information systems products of other vendors. Moreover, vendors may in the future attempt to limit or eliminate the use of third party consultants, such as ourselves, to implement and/or customize such software. In addition, vendors with whom we currently do substantial work could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. The loss of a major portion of our business with respect to any one of these vendors could materially and adversely affect our business.

The Loss Of One Or More Members Of Management Could Harm Our Business

     Our success is highly dependent upon the efforts, abilities and business generation capabilities of our senior management team. Although we manage client relationships at many levels, the unplanned loss of the services of one or more of our key executives for any reason could adversely affect our business. Moreover, certain client and industry relationships and areas of expertise depend on the efforts, abilities and business generation capabilities of other members of our management team. The loss of any of these management team members could materially and adversely affect our business.

We May Not Be Able To Effectively Compete

     The market for our services is highly fragmented, highly competitive and is subject to rapid change. We believe that we currently compete principally with a variety of companies, including but not limited to:

•	outsourcing firms;

•	systems integration firms;

•	national consulting firms;

•	general management consulting firms;

•	regional and specialty consulting firms;

•	web development and e-commerce firms;

•	information system vendors;

•	service groups of computer equipment companies; and

•	facilities management companies.

     Many of our competitors have significantly greater financial, technical and marketing resources, generate greater revenue and have larger customer bases and greater name recognition than we do. Moreover, those competitors that sell or license their own software may in the future attempt to limit or eliminate the use of third party consultants, such as ourselves, to implement and/or customize such software. In addition, vendors whose systems may enjoy wide market acceptance and large market share could enter into exclusive or restrictive agreements with other consulting firms which could eliminate or substantially reduce our implementation work for those systems. Entry barriers into our markets are relatively low, except for outsourcing, and we have faced and expect to face additional competition from new entrants into the healthcare consulting industry. Our competitors may prove better able to leverage their financial and technological resources to develop and market their competitive services; to introduce innovative solutions to the market; and to compete on price and other factors with the products and services offered by us. As a result, there is no certainty that we will be able to retain or expand our existing base of clients. In addition, combinations and consolidations in the consulting industry will give rise to larger competitors whose relative strengths we cannot predict. We also compete with our clients’ internal resources, particularly where these resources represent a fixed cost to the client. This internal client competition may heighten as consolidation of healthcare providers creates organizations large enough to support more sophisticated internal information management capabilities. Our inability to compete effectively with current and future competitors and competitive pressures facing us may reduce our revenue or operating margins or otherwise materially and adversely affect our business and the price of our common stock.

Management Of Growth

     We may identify opportunities to expand our geographic presence, industry expertise and technical scope through strategic acquisitions and alliances with companies that provide additional and complementary products, services or skills or have strategic client relationships. If suitable acquisition candidates are identified, we may not be able to acquire such companies on suitable terms. Moreover, many other companies are competing for acquisition candidates, which could increase the price of acquisition targets and decrease the number of attractive companies available for acquisition. Acquisitions also involve a number of special risks, including but not limited to: (1) adverse effects on our reported operating results including increased interest expense; (2) diversion of management attention; (3) risks associated with unanticipated problems, liabilities or contingencies; (4) difficulties related to the integration and management of the acquired business; (5) risks of entering markets in which we have limited or no direct expertise; and (6) the potential loss of key employees of the acquired companies.

     In addition, acquisitions may require us to spend significant funds. An acquisition may not result in long-term benefits and management may not be able to manage effectively the resulting business. The occurrence of some or all of the events described in these risks could have a material adverse effect on our business.

Our Business Is Highly Dependent Upon Continued Availability Of Business Travel

     During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense and homeland security, could adversely affect the federal and state governments’ spending on Medicare, Medicaid and other healthcare initiatives, which could adversely affect our clients’ revenue and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client’s site, away from their own city or state of residence. We are therefore highly dependent upon effective air travel for the performance of a majority of our client engagements. If, as a result of terrorist attacks, the outbreak of military hostilities or other domestic or global disturbances, air travel becomes increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

We Have Only Limited Protection Of Proprietary Systems And Procedures

     Our success depends in part upon our information and communication systems, databases, service and market offerings, best practices, tools and the methods and procedures that we have developed specifically to serve our clients. In addition, we offer enterprise-wide communications services and will continue to develop groupware/collaboration tools and applications. Because we have no patents or registered copyrights, we rely on a combination of nondisclosure and other contractual arrangements and copyright, trademark and trade secret laws to protect our proprietary systems, information and procedures. We can offer no assurance that the steps we have taken to protect these rights will be adequate to prevent theft or detect unauthorized use and we may not take appropriate steps to enforce our proprietary rights. We believe that our systems and procedures and other proprietary rights do not infringe upon the rights of third parties. However, if a party sues us in the future claiming that our business or systems infringe on their intellectual property, we may have to enter into expensive litigation regardless of the merits of such claims. In addition, any infringement claim that causes us to discontinue use of, or having to acquire licenses for, applications, tools, systems or software used or marketed by us, could have a material adverse affect on our business.

Our Insiders Have Effective Control Over Most Significant Matters Requiring Stockholder Approval

     As of March 29, 2004, our principal stockholder and Chief Executive Officer, Richard D. Helppie, Jr., beneficially owns approximately 35% of our outstanding shares of common stock, excluding treasury shares. As of March 29, 2004, our directors and executive officers beneficially collectively own approximately 58% of our outstanding common stock, excluding treasury shares. As a result, Mr. Helppie acting alone, and our officers and directors as a group, possess the voting power to exercise effective control over the outcome of many of the matters requiring a stockholder vote, including the election of directors and the approval of significant corporate matters such as mergers, sales of all or substantially all of our assets, and authorization and issuance of additional shares of stock.

Stock Price Volatility

     The trading price of our common stock has fluctuated widely. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. The overall market and the price of our common stock may continue to fluctuate greatly in the future.

     Our common stock has been publicly traded since our initial public offering of common stock to the public in 1996. In 2003, the sale price ranged from a low of $1.98 per share to a high of $5.65 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including, but not limited to:

•	Announcements concerning our financial performance, prospects and business developments;

•	Acquisition or loss of material outsourcing contracts and other material engagements;

•	Changes in the healthcare and information technology consulting environments;

•	The size of the trading market for our common stock;

•	Announcements of key developments by competitors;

•	Changes in earnings estimates by analysts;

•	Sales of common stock by existing holders;

•	General economic or market conditions;

•	Loss of key personnel; and

•	Impact of any adverse events (including those described in the Risk Factors Section).

     The market price for our common stock has and could also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations has in the past, and could in the future, have a material adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition.

Impact Of Anti-Takeover Provisions And Other Factors On Our Stock Price

     Our certificate of incorporation and by-laws and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests. Our board of directors is divided into three classes, each of which is elected for staggered, three-year terms. Our by-laws contain provisions under which only the chairman of the board, a majority of the board of directors or stockholders owning at least 50% of our capital stock may call meetings of stockholders and which require certain advance notice procedures for nominating candidates for election to the board of directors. Our board of directors is empowered to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of such shares, without any further stockholder action. The existence of this “blank-check” preferred stock could make more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, this “blank check” preferred stock and an issuance thereof, may have an adverse effect on the market price of our common stock. Furthermore, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law that prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination is approved in a prescribed manner. The application of Section 203 and certain other provisions of the certificate of incorporation could also have the effect of delaying or preventing a change of control of the Company, which could adversely affect the market price of our common stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

     Richard D. Helppie, Jr. (age 48) has served as our Chief Executive Officer since he founded Superior in 1984. He also served as our President from May 1984 to January 1999, and as Chairman from May 1984 to October 2000. Mr. Helppie also currently serves as a Director of the Company. Mr. Helppie has more than 29 years of experience in the healthcare and information systems industries. He currently serves as a director of Neoforma, Inc. and Med-i-Bank Inc.

     George S. Huntzinger (age 54) has served as our President and Chief Operating Officer since October 2000. Previously, Mr. Huntzinger served in senior management roles for several healthcare organizations, including a 12-year term as President of CSC Healthcare. He is a member of numerous national organizations and associations and previously served on the boards of several healthcare and financial organizations and has served the healthcare industry for over 30 years.

     Charles O. Bracken (age 54) has served as a Director since January 1999 and has served as our Executive Vice President since joining Superior in March 1987. Mr. Bracken has more than 30 years of experience in the healthcare and information systems industries. Prior to joining Superior, Mr. Bracken spent three years as Vice President of Marketing of a healthcare information software firm, preceded by 14 years of related experience in healthcare information systems management, including positions as Chief Information Officer for single and multi-hospital corporations.

     Richard R. Sorensen (age 48) has provided his financial expertise to Superior in an advisory capacity since our inception in 1984. He joined Superior as Controller in August of 1998 and became Chief Financial Officer in October 2000. Previously, he served as an audit partner with Plante & Moran, LLP. He is a Certified Public Accountant.

ITEM 2. PROPERTIES

     Our headquarters is located in approximately 24,000 square feet of owned office space in Southfield, Michigan. We also lease an aggregate of approximately 152,000 square feet of additional office space in Alpharetta, Georgia; San Diego, California; Woodland Hills, California; Ann Arbor, Michigan; Dearborn, Michigan; Cheshire, Connecticut; and Pittsburgh, Pennsylvania. Of our total space described above, we have sublet approximately 66,000 square feet. After giving effect to space reductions from our recent restructurings, we believe that our facilities are adequate for our current needs and that additional facilities can be leased or acquired to meet future needs. We continue to consolidate offices and have undertaken initiatives to sublet office space in Woodland Hills, California, Cheshire, Connecticut, Ann Arbor, Michigan and Southfield, Michigan.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to litigation from time to time. However, we are not now a party to, and are not aware of, any pending or threatened litigation that we currently anticipate would have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol SUPC. The following table shows high and low closing prices as reported by NASDAQ for the fiscal years 2002 and 2003.

	HIGH	LOW
FISCAL 2002
First Quarter	$8.86	$5.41
Second Quarter	7.00	5.00
Third Quarter	5.70	2.80
Fourth Quarter	3.29	1.77
FISCAL 2003
First Quarter	$3.26	$2.41
Second Quarter	3.52	1.98
Third Quarter	5.50	2.85
Fourth Quarter	5.65	4.00

     At March 26, 2004, we had 105 stockholders of record.

     We have not paid cash dividends to the holders of our common stock. It is our present intention to retain earnings for use in the growth of our business. Accordingly, we do not anticipate that cash dividends will be paid in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     You should read the following selected financial data in conjunction with our consolidated financial statements, the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report. The selected financial data as of December 31, 2001, 2002 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this report (except for our audited consolidated balance sheet for the year ended December 31, 2001, which is not included elsewhere in this report). The selected financial data as of December 31, 1999 and 2000 have been derived from our audited consolidated financial statements not included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	1999(1)	2000	2001	2002	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenue	$149,349	$99,237	$86,721	$84,108	$91,941
Net cost of services	91,714	77,674	56,721	59,131	66,775
Selling, general and administrative expenses	65,597	73,278	40,833	32,816	26,253
Costs incurred in connection with new business initiative	4,840	—	—	—	—
Restructuring (recovery) charges, net	—	4,165	3,112	3,308	(193)
Impairment of assets	—	—	—	571	—
Impairment of goodwill	—	10,221	—	8,223	—

Loss from operations	(12,802)	(66,101)	(13,945)	(19,941)	(894)
Other income (expense), net	1,874	6,056	(3,620)	176	(861)

Loss before income taxes	(10,928)	(60,045)	(17,565)	(19,765)	(1,755)
Benefit for income taxes	(3,967)	(2,492)	—	(2,301)	—

Net loss	$(6,961)	$(57,553)	$(17,565)	$(17,464)	$(1,755)

Net loss per share — basic	$(0.67)	$(5.48)	$(1.61)	$(1.62)	$(0.17)
Net loss per share — diluted	$(0.67)	$(5.48)	$(1.61)	$(1.62)	$(0.17)
Shares used in calculating net loss per share — basic	10,340	10,511	10,920	10,751	10,595
Shares used in calculating net loss per share — diluted	10,340	10,511	10,920	10,751	10,595

	AT DECEMBER 31,
BALANCE SHEET DATA:	1999	2000	2001	2002	2003
Working capital	$61,811	$29,622	$19,033	$14,046	$11,080
Total assets	186,597	78,632	58,607	43,656	53,853
Total debt	—	5,125	2,925	4,318	16,552
Total stockholders’ equity	150,935	58,340	42,224	25,167	22,916

	YEAR ENDED DECEMBER 31,
EBITDA CALCULATION:	1999	2000	2001	2002	2003
Net loss	$(6,961)	$(57,553)	$(17,565)	$(17,464)	$(1,755)
Depreciation and amortization	7,155	6,493	4,832	4,451	5,080
Interest (income) expense, net	(1,900)	(1,376)	(700)	(176)	861
Income tax benefit	(3,967)	(2,492)	—	(2,301)	—

EBITDA	$(5,673)	$(54,928)	$(13,433)	$(15,490)	$4,186

(1) Statement of operations data for fiscal 1999 includes results of acquired businesses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investments and strengthen their technology management by taking on responsibility for managing and operating all or part of the client’s IT function. We deploy specialized resources to deliver higher quality IT functionality at lower cost and help clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation in our processing center, 24/7/365 network monitoring and help desk in our network control center, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides tools, strategies and solutions designed to transform clinical operations and improve patient safety, enhance financial performance, and promote secure and private Health Insurance Portability and Accountability Act (“HIPAA”) compliant transactions.

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

     We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Fixed-fee projects, pre-packaged solution sales and outsourcing contracts are billed by deliverable or on a periodic basis, typically monthly. We generally recognize revenue on fixed-fee projects and pre-packaged solution sales based on progress toward project milestones. Revenue on outsourcing contracts is generally recognized ratably over annual periods within our multi-year contracts. As of December 31, 2003, we have seven significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis, and we have a managed trust (digital security) contract, which is billed annually and recognized ratably over the life of the contract. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet.

     There can be no assurance that we will be able to achieve profit margins on existing and new contracts, which are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than profits margins on traditional consulting engagements. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts requires significant initial investment by us in the hiring of personnel and the acquisition of software applications and equipment to perform the contract. Such expenses are expected to be recovered over the life of the agreement. Some of our agreements call for penalties, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

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

     We seek to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to our recurring revenue base. In addition, we seek to increase revenue by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, financial improvement, digital communications and system security and privacy. We manage our client development efforts through our internal Client Partner Organizations (“CPO”) having specific geographic responsibility and focus. Within a geographical area, our CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. Our success in increasing our revenue will be dependent upon, among other factors, timely sales, the type, range and quality of our services and solutions, competitive prices, growth and improvement in proposal acceptance rates in outsourcing and consulting, and successful competition in the marketplace. Many of the entities with whom we compete have greater name recognition and financial resources, larger customer bases and greater technical and sales and marketing resources, which may adversely impact our ability to compete against them successfully. In addition, our revenue has and can be adversely affected by unforeseen disruptions in transportation, communications or other infrastructure components. Should we be unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market’s expectations of our financial performance and operating results, which could have a material adverse effect on our common stock price.

     Our most significant expense is cost of services, which consists primarily of consultant compensation expense and operating costs associated with our full outsourcing contracts.

     Historically, consultant compensation expense has grown faster than consultant billing rates. We have sought to address the consultant compensation issue by adding a variable portion of compensation payable upon the achievement of measurable performance goals. In addition, we have sought to address compensation expense pressures through increased use of stock options as an overall part of our compensation package. These efforts have been hampered in the past by the impact of our stock price and could be affected in the future depending upon market conditions. The market in which we compete for our talented and highly skilled consultant work force is highly competitive. Many of the entities with whom we compete for employees have greater financial and other resources than we do, and may be able to offer more attractive compensation packages to candidates than we can, including salary, benefits, stock and stock options. Our ability to successfully operate our business and compete in our market is dependent upon our ability to recruit and retain skilled and motivated sales, management, administrative and technical personnel. If we are unable to recruit and retain consultants to perform new and existing client engagements, our reputation in the industry and our ability to generate revenue will both suffer, which could have a material adverse effect on our business, financial condition and on the price of our common stock. Moreover, our consultants are often key to our client relationships. Loss of key consultants could impair client relationships and adversely affect our ability to gain recurring engagements, which could adversely affect our financial condition.

     Our operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as we continue to migrate clients to the processing center, we expect to incur incremental costs, which will be offset with savings over time as additional clients are added and we are able to leverage our investment. These costs consist primarily of, but are not limited to: equipment lease costs, depreciation, telecommunication and facility related expenditures. We expect to recover our investment in our processing and network management centers through the performance of multiple outsourcing contracts and network management (“NetLinc”) contracts utilizing processing center resources. If we are unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to us, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, our ability to recover our processing center investments would be impaired, which could have a material adverse effect on our financial condition. In addition, we will be performing data processing and other client information systems functions through our processing centers. Any failure by us to successfully perform our processing center functions could adversely affect our clients’ operations, which could result in contractual performance penalties to us, early termination of one or more contracts, potential legal liabilities and damage to our reputation in the industry, any or all of which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

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

     In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial/private payers, have dampened overall industry demand for new IT service consulting projects. Some of these forces and others have continued to hamper demand for certain of our services in 2003. Furthermore, changes in federal, state and commercial/private payer reimbursement may continue to adversely affect the financial stability and viability of our clients and may impact their ability to contract for and pay for professional services such as those offered by us. We record a provision for estimated uncollectible amounts based on prior collection experience.

     During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense, homeland security and the Iraq War, as well as federal tax cuts, could adversely affect the federal and state governments’ spending on Medicare, Medicaid and other healthcare initiatives. In addition, state budget deficits could adversely affect our clients’ revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client’s site, away from their own city or state of residence. We are, therefore, highly dependent upon effective air travel for the performance of a majority of our client engagements. If, as a result of terrorist attacks, conflicts in the Middle East and other unsettling world events, air travel becomes increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

     In addition, our establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Variations in services and market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of our net cost of services as a percentage of net revenue. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue service offerings that have not been successful in the market. Exiting a service offering can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. In addition, as we have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that we close office space, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under our prime lease(s). In addition, there can be no assurance that existing sublessees under our leases will not default in their rent or other obligations. Default by our sublessees, or an inability by us to sublease excess office space could have an adverse effect on our financial condition.

     Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, corporate insurance expense, outside professional fees and depreciation.

     In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. The application of Staff Announcement Topic No. D-103 does not have an impact on current or previously reported net earnings (loss) or earnings (loss) per share. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the year ended December 31, 2003, to the year ended December 31, 2002, and the year ended December 31, 2002, to the year ended December 31, 2001. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. Our estimates are based on prior experience, current business and market conditions, as well as various other assumptions we believe are necessary to form a basis for making judgments related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant judgments, assumptions and estimates made by us include, but are not limited to: the allowance for doubtful accounts and restructuring charges. Actual results could differ from these estimates. The following critical accounting policies reflect our more significant judgments, assumptions and estimates used in the preparation of the consolidated financial statements. Refer to our audited consolidated financial statements and notes thereto for the years ended December 31, 2001, 2002 and 2003 included herein, for information regarding our significant accounting policies.

     Accounts Receivable Valuation. Substantially all of our accounts receivable are due from companies in the healthcare industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We typically have not assessed interest on past due accounts.

     Restructuring Charges. Prior to 2003, we accrued for restructuring charges when we were specifically able to identify actions that needed to be taken in response to a change in our strategic plan, product demand, increased costs or other business factors. Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan. We routinely evaluate the prior restructuring accruals and make any necessary adjustments to reflect any changes in the costs of the restructuring activities. During the year ended December 31, 2003, we recorded a reduction to the 2002 accrual for future lease obligations, as the result of subletting office space during 2003, which was previously included in the accrual. Estimates are based on anticipated costs to exit such activities and are subject to change.

     As of December 31, 2003, the restructuring-related accrual amounted to approximately $1.5 million, which represents the present value of future operating lease obligations for facilities no longer used by us, but not sublet or sublet at amounts less than our obligation, as well as severance costs related to our organizational restructuring. Our restructuring accrual may be adjusted in the future, based on our actual success in subleasing compared to our estimate.

     Our key accounting estimates and policies are reviewed with our auditors and the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net revenue. The trends illustrated in the following table may not necessarily be indicative of future results.

	PERCENTAGE OF NET REVENUE
	YEAR ENDED DECEMBER 31,
	2001	2002	2003
Net revenue	100.0%	100.0%	100.0%
Net cost of services	65.4%	70.3%	72.6%
Selling, general and administrative expenses	46.2%	39.0%	28.6%
Amortization of goodwill	0.9%	0.0%	0.0%
Restructuring (recovery) charges, net	3.6%	3.9%	(0.2%)
Impairment of assets	0.0%	0.7%	0.0%
Impairment of goodwill	0.0%	9.8%	0.0%

Loss from operations	(16.1%)	(23.7%)	(1.0%)
Other income (expense), net	(4.2%)	0.2%	(0.9%)

Loss before income tax benefit	(20.3%)	(23.5%)	(1.9%)
Income tax benefit	0.0%	(2.7%)	0.0%

Net loss	(20.3%)	(20.8%)	(1.9%)

2003 COMPARED TO 2002

Net Revenue.

     Consulting. Net revenue in this segment increased by $0.7 million or 1.2%, to $54.3 million for the year ended December 31, 2003, as compared to $53.6 million for the year ended December 31, 2002.

     Outsourcing. Net revenue in this segment increased by $7.2 million, or 23.6%, to $37.7 million for the year ended December 31, 2003, as compared to $30.5 million for the year ended December 31, 2002. The revenue increase was primarily the result of the signing of two new full outsourcing contracts subsequent to December 31, 2002.

Net Cost of Services.

     Consulting. Net cost of services in this segment increased by $0.2 million, or 0.6%, to $33.3 million for the year ended December 31, 2003, as compared to $33.1 million for the year ended December 31, 2002. Net cost of services as a percentage of net revenue for this segment was consistent at 61.4% for the year ended December 31, 2003, as compared to 61.8% for the year ended December 31, 2002.

     Outsourcing. Net cost of services in this segment increased by $7.4 million, or 28.6%, to $33.4 million for the year ended December 31, 2003, as compared to $26.0 million for the year ended December 31, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to December 31, 2002, as well as incurring a full year of operating costs associated with our new processing center. Net cost of services as a percentage of net revenue for this segment increased to 88.8% for the year ended December 31, 2003, as compared to 85.3% for the year ended December 31, 2002. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to December 31, 2002, as well as incurring a full year of operating costs associated with our new processing center.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $6.5 million, or 20.0%, to $26.3 million for the year ended December 31, 2003, as compared to $32.8 million for the year ended December 31, 2002. The decrease was primarily attributable to reductions in: personnel and related costs, depreciation and facility expenditures; partially offset by increased corporate insurance expense. Selling, general and administrative expenses as a percentage of net revenue decreased to 28.6% for the year ended December 31, 2003, as compared to 39.0% for the year ended December 31, 2002. The decrease was primarily attributable to: reductions in personnel and related costs, increased operating efficiencies as a result of our disciplined cost controls and an increased revenue base.

     Other income and expense. Other expense was $861,000 for the year ended December 31, 2003, as compared to other income of $176,000 for the year ended December 31, 2002. The change was primarily the result of interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures, as well as reduced interest earned on our short-term investments during the year ended December 31, 2003.

2002 COMPARED TO 2001

Net Revenue.

     Consulting. Net revenue in this segment decreased by $3.8 million or 6.7%, to $53.6 million for the year ended December 31, 2002, as compared to $57.4 million for the year ended December 31, 2001. The revenue decrease was primarily due to a decline in demand for this segment’s services.

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

Net Cost of Services.

     Consulting. Net cost of services in this segment decreased by $2.3 million, or 6.6%, to $33.1 million for the year ended December 31, 2002, as compared to $35.4 million for the year ended December 31, 2001. The decrease was due primarily to reductions in personnel and related costs in this segment. Net cost of services as a percentage of net revenue for this segment was consistent at 61.8% for the year ended December 31, 2002, as compared to 61.7% for the year ended December 31, 2001.

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

     Restructuring charges. Restructuring charges were $3.3 million for the year ended December 31, 2002, as compared to $3.1 million for the year ended December 31, 2001. Restructuring charges recorded during the year ended December 31, 2002, consisted primarily of costs associated with the termination of a business alliance, which included the accelerated lease costs related to office space we determined was no longer necessary and were unable to sublet as of December 31, 2002, as well as the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our continued organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the accrual for restructuring costs as of December 31, 2001. Restructuring charges recorded during the year ended December 31, 2001, consisted primarily of costs incurred as a result of the acceleration of lease costs associated with office space we determined was no longer necessary based on our current business model and had been unable to sublet as of December 31, 2001, or sublet at amounts less than our obligations. The restructuring charges also consisted of the write-off of property and equipment associated with closed office facilities, the write-off of leasehold improvements related to closed or sublet office space and severance costs related to our continued organizational restructuring, partially offset by a reduction to the accrual for restructuring costs included in accrued liabilities as of December 31, 2000. Refer to Note 11 (“Restructurings”) of our consolidated financial statements included herein, for further details on the components of the restructuring charges.

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

Quarterly Results

     The following table sets forth certain unaudited quarterly operating information for each of the last eight quarters.

	QUARTER ENDED
	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,	MAR. 31,	JUNE 30,	SEPT. 30,	DEC. 31,
	2002	2002	2002	2002	2003	2003	2003	2003
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue	$21,257	$22,021	$20,826	$20,004	$21,891	$22,886	$22,589	$24,575
Net cost of services	14,190	14,626	14,992	15,323	15,884	16,566	16,342	17,983
Selling, general and administrative expenses	8,467	8,396	8,007	7,946	6,815	6,555	6,493	6,390
Restructuring (recovery) charges, net	—	—	—	3,308	—	—	—	(193)
Impairment of assets	—	—	—	571	—	—	—	—
Impairment of goodwill	—	—	—	8,223	—	—	—	—

Earnings (loss) from operations	(1,400)	(1,001)	(2,173)	(15,367)	(808)	(235)	(246)	395
Other income (expense), net	72	57	50	(3)	(79)	(150)	(344)	(288)

Earnings (loss) before income tax benefit	(1,328)	(944)	(2,123)	(15,370)	(887)	(385)	(590)	107
Income tax benefit	(2,301)	—	—	—	—	—	—	—

Net earnings (loss)	$973	$(944)	$(2,123)	$(15,370)	$(887)	$(385)	$(590)	$107

Net earnings (loss) per share - basic	$0.09	$(0.09)	$(0.20)	$(1.43)	$(0.08)	$(0.04)	$(0.06)	$0.01
Net earnings (loss) per share - diluted	$0.08	$(0.09)	$(0.20)	$(1.43)	$(0.08)	$(0.04)	$(0.06)	$0.01
Shares used in calculating net earnings (loss) per share - basic	10,733	10,748	10,758	10,765	10,765	10,765	10,478	10,377
Shares used in calculating net earnings (loss) per share - diluted	11,513	10,748	10,758	10,765	10,765	10,765	10,478	11,363

     Revenue and operating results fluctuate from quarter to quarter due to several factors, such as the number and significance of client engagements commenced and completed during a quarter, delays incurred in connection with projects, fluctuations in sales of our market offerings, slow adoption rate of new solutions, and deployment of resources. The timing of revenue varies from quarter to quarter because our sales cycle can be relatively long and may depend on factors such as the size and scope of assignments, the general ability of clients to terminate engagements without penalty, long outsourcing sales cycles and general economic conditions. In addition, the timing of the establishment of new Competency Centers, services and market offerings, geographic expansion and the hiring of key individuals have and can adversely affect margins. Seasonal factors such as vacation days, total business days in a quarter or the business practices of clients, such as deferred commitments on new projects until after the end of the calendar or the client’s fiscal year, have and can affect margins. Because a significant percentage of our expenses are relatively fixed, a variation in the number or size of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter.

     As a result of the factors above, and others, period-to-period comparison of our revenue and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial conditions.

LIQUIDITY AND CAPITAL RESOURCES

     In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. During the year ended December 31, 2003, we recorded restructuring recoveries of approximately $193,000, which consisted primarily of a reduction to the 2002 accrual for future lease obligations, partially offset by severance costs related to our organizational restructuring. Refer to Note 11 (“Restructurings") of our consolidated financial statements included herein, for further details on the components of the restructuring (recoveries) charges. During the year ended December 31, 2003, we had cash outflows associated with these restructuring items of approximately $1.4 million, of which approximately $1.1 million related to certain lease obligations, which were accrued for as of December 31, 2002, and approximately $257,000 related to severance costs, of which $239,000 was accrued for as of December 31, 2002 and $18,000 was included in additional charges recorded during 2003. The current accrued liability for additional cash outflows, related to severance costs and certain lease obligations, is approximately $1.5 million and will be payable as follows: $590,000 during 2004, $474,000 during 2005, $235,000 during 2006 and $169,000 during 2007.

     During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing February 2003 and continuing through January 2008. As of December 31, 2003, we have capitalized approximately $6.2 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.9 million as of December 31, 2003. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $2.3 million of software and professional fees throughout the project as those costs are incurred. During 2003, we have also capitalized approximately $255,000 of interest related to the project.

     Our outstanding contractual obligations as of December 31, 2003, which include approximately $2.3 million of additional costs related to the above financing arrangement, are summarized as follows:

	Operating	Long-Term	Senior Subordinated
Years Ending December 31,	Leases	Obligations	Debentures	Total
2004	$5,405	$3,429	$—	$8,834
2005	5,333	2,926	—	8,259
2006	2,532	2,058	8,000	12,590
2007	1,071	2,041	—	3,112
2008	623	170	—	793
Thereafter	187	—	—	187

Total	$15,151	$10,624	$8,000	$33,775

     As of December 31, 2003, we have a line of credit arrangement with Fifth Third Bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at December 31, 2003, we could have borrowed $5.0 million. At December 31, 2003, $1.9 million was outstanding. Borrowings under the line mature in May 2004. Borrowings bear interest at the prime rate less 0.25%. The interest rate at December 31, 2003, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. We were in compliance with all financial covenants as of December 31, 2003. In addition, we have letters of credit outstanding of approximately $1.9 million issued by various banks, of which, approximately $0.9 million is secured by bank deposits and $1.0 million is covered by our line of credit.

     In June and July 2003, we agreed to issue Senior Subordinated Debentures (the “Debentures”) and warrants (the “Warrants”) to purchase 860,800 shares of our $0.01 par value common stock (the “common stock”), in exchange for a cash investment of $8.0 million from investors pursuant to the Securities Purchase Agreement dated as of June 9, 2003, by and between us and the Purchasers thereto (the “Purchase Agreement”). The unsecured Debentures have an initial maturity date of June 9, 2006, with an option to extend the term for one additional year to June 9, 2007, at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003, until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum from June 9, 2006 through June 9, 2007. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of December 31, 2003, $8.0 million was outstanding on the debt.

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

     Our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. A portion of these shares were repurchased in our “Dutch Auction” Tender Offer, which commenced on June 16, 2003 and expired on July 14, 2003. During the tender offer, 355,782 shares of our common stock were properly tendered at $3.60 per share, resulting in payments, including expenses, of approximately $1.3 million. During the year ended December 31, 2003, we also repurchased 76,500 shares of our common stock on the open market for approximately $331,000.

     Our primary capital needs have been, and will be, to fund our outsourcing and solution sales initiatives, as well as our capital expenditures. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, recent funds received from the private placement of senior subordinated debentures, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the securing of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client’s IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center hardware and software as we sign additional contracts. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with operating revenue, can also affect our need for capital resources. For all of these reasons and those identified in the other risk factors discussed herein, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

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

     At December 31, 2003, we had cash and cash equivalents of $12.7 million and working capital of $11.1 million, as compared with cash and cash equivalents of $14.6 million and working capital of $14.0 million at December 31, 2002.

     Our net cash provided by operations increased to $1.8 million for the year ended December 31, 2003, compared with $1.2 million for the year ended December 31, 2002. The increase in net cash provided by operations was due to our improved operating results and the increase in depreciation and amortization during the year ended December 31, 2003, as compared to the year ended December 31, 2002, which was partially off-set by the changes in our operating assets and liabilities.

     Net cash of $6.6 million used in investing activities during the year ended December 31, 2003, consists of additions to property, equipment and software, which primarily relate to the new full outsourcing contracts, partially offset by the proceeds received from the sale of real estate.

     Net cash of $2.9 million provided by financing activities during the year ended December 31, 2003, was the result of proceeds received from our senior debentures and principal payments on our stockholders’ notes receivable, partially offset by the repurchase and retirement of our common stock and payments on our long-term obligations and line of credit.

     We do not believe that inflation has had a material effect on the results of our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate change market risk in connection with our credit facilities with our bank. The interest rates on these facilities are tied to the bank’s prime rate, and changes in the variable rate will have an impact on our interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are annexed to this Report as pages F-2 through F-21. An index to such statements appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). We do not expect that our disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings.

     There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We are incorporating the information required by this item with respect to our directors by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 29, 2004. We have set forth information regarding executive officers in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     We are incorporating the information required by this item by reference from our definitive proxy statement, which we expect to file with the Commission on or prior to April 29, 2004.

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

     On October 24, 2003, we furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by us that announced our results of operations for the third quarter of 2003.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Superior Consultant Holdings Corporation

     We have audited the accompanying consolidated balance sheets of Superior Consultant Holdings Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Superior Consultant Holdings Corporation and Subsidiaries as of December 31, 2002 and 2003, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 17, 2004

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2002	2003
	(In thousands)
Current assets
Cash and cash equivalents	$14,575	$12,688
Accounts receivable, net	11,959	12,592
Accrued interest receivable and prepaid expenses	3,139	3,852
Refundable income taxes	238	148

Total current assets	29,911	29,280
Property and equipment, net	12,737	24,235
Real estate held for sale	991	—
Other long-term assets	17	338

Total Assets	$43,656	$53,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to bank	$2,925	$1,900
Current portion of long-term obligations	455	2,793
Accounts payable	7,449	8,829
Accrued liabilities, principally compensation	2,842	2,758
Deferred revenue	2,194	1,920

Total current liabilities	15,865	18,200
Senior subordinated debentures, net	—	7,552
Long-term obligations	938	4,307
Other long-term liabilities	1,686	878
Commitments and contingencies (Note 16)	—	—
Stockholders’ equity
Preferred stock; authorized, 1,000,000 shares of $.01 par value; no shares issued as of December 31, 2002 and December 31, 2003	—	—
Common stock; authorized, 30,000,000 shares of $.01 par value; issued, 11,116,991 shares as of December 31, 2002 and 10,801,630 shares as of December 31, 2003	111	108
Additional paid-in capital	116,154	115,520
Stockholders’ notes receivable	(1,221)	(749)
Treasury stock — at cost; 352,100 shares as of December 31, 2002 and 428,600 shares as of December 31, 2003	(3,270)	(3,601)
Accumulated deficit	(86,607)	(88,362)

Total stockholders’ equity	25,167	22,916

Total Liabilities and Stockholders’ Equity	$43,656	$53,853

The accompanying notes are an integral part of the consolidated financial statements.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(In thousands, except per share data)
Revenue
Revenue before reimbursements (net revenue)	$86,721	$84,108	$91,941
Out-of-pocket reimbursements	10,485	8,517	7,599

Total revenue	97,206	92,625	99,540
Operating costs and expenses
Cost of services before reimbursements (net cost of services)	56,721	59,131	66,775
Out-of-pocket reimbursements	10,485	8,517	7,599

Total cost of services	67,206	67,648	74,374
Selling, general and administrative expenses	40,833	32,816	26,253
Restructuring (recovery) charges, net	3,112	3,308	(193)
Impairment of assets	—	571	—
Impairment of goodwill	—	8,223	—

Total operating costs and expenses	111,151	112,566	100,434

Loss from operations	(13,945)	(19,941)	(894)
Other income (expense), net	(3,620)	176	(861)

Loss before income tax benefit	(17,565)	(19,765)	(1,755)
Income tax benefit	—	(2,301)	—

Net loss	$(17,565)	$(17,464)	$(1,755)

Net loss per share
Basic	$(1.61)	$(1.62)	$(0.17)

Diluted	$(1.61)	$(1.62)	$(0.17)

Weighted average number of common shares outstanding
Basic	10,920	10,751	10,595

Diluted	10,920	10,751	10,595

The accompanying notes are an integral part of the consolidated financial statements.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Stockholders’ Notes
	Shares	Amount	Shares	Amount	Capital	Receivable
	(In thousands)
Balance at January 1, 2001	1	$—	11,075	$111	$116,003	$(1,553)
Net loss	—	—	—	—	—	—
Net unrealized gain on investment securities	—	—	—	—	—	—

Total comprehensive loss
Tax benefit relating to stock options exercised	—	—	—	—	6	—
Exercise of stock options	—	—	5	—	16	—
Purchase of 267,100 shares of treasury stock	—	—	—	—	—	—
Cancellation of shares issued in connection with acquisition	(1)	—	—	—	(1)	—
Compensation expense recognized for fair value of stock options granted	—	—	—	—	38	—
Payment on stockholders’ notes receivable	—	—	—	—	—	17

Balance at December 31, 2001	—	—	11,080	111	116,062	(1,536)
Net loss	—	—	—	—	—	—
Tax benefit relating to stock options exercised	—	—	—	—	27	—
Exercise of stock options	—	—	37	—	115	—
Reversal of compensation expense recognized during 2001 for fair value of stock options granted	—	—	—	—	(50)	—
Payments on stockholders’ notes receivable	—	—	—	—	—	315

Balance at December 31, 2002	—	—	11,117	111	116,154	(1,221)
Net loss	—	—	—	—	—	—
Tax benefit relating to stock options exercised	—	—	—	—	24	—
Exercise of stock options	—	—	41	—	118	—
Purchase of 76,500 shares of treasury stock	—	—	—	—	—	—
Repurchase and retirement of 355,782 shares	—	—	(356)	(3)	(1,302)	—
Warrants issued in connection with senior subordinated debentures	—	—	—	—	526	—
Payments on stockholders’ notes receivable	—	—	—	—	—	472

Balance at December 31, 2003	—	$—	10,802	$108	$115,520	$(749)

			Accumulated
	Treasury		Other
	Stock	Accumulated	Comprehensive
	Amount	Deficit	Income (Loss)	Total
Balance at January 1, 2001	$(2,270)	$(51,578)	$(2,373)	$58,340
Net loss	—	(17,565)	—	(17,565)
Net unrealized gain on investment securities	—	—	2,373	2,373

Total comprehensive loss				(15,192)
Tax benefit relating to stock options exercised	—	—	—	6
Exercise of stock options	—	—	—	16
Purchase of 267,100 shares of treasury stock	(1,000)	—	—	(1,000)
Cancellation of shares issued in connection with acquisition	—	—	—	(1)
Compensation expense recognized for fair value of stock options granted	—	—	—	38
Payment on stockholders’ notes receivable	—	—	—	17

Balance at December 31, 2001	(3,270)	(69,143)	—	42,224
Net loss	—	(17,464)	—	(17,464)
Tax benefit relating to stock options exercised	—	—	—	27
Exercise of stock options	—	—	—	115
Reversal of compensation expense recognized during 2001 for fair value of stock options granted	—	—	—	(50)
Payments on stockholders’ notes receivable	—	—	—	315

Balance at December 31, 2002	(3,270)	(86,607)	—	25,167
Net loss	—	(1,755)	—	(1,755)
Tax benefit relating to stock options exercised	—	—	—	24
Exercise of stock options	—	—	—	118
Purchase of 76,500 shares of treasury stock	(331)	—	—	(331)
Repurchase and retirement of 355,782 shares	—	—	—	(1,305)
Warrants issued in connection with senior subordinated debentures	—	—	—	526
Payments on stockholders’ notes receivable	—	—	—	472

Balance at December 31, 2003	$(3,601)	$(88,362)	$—	$22,916

The accompanying notes are an integral part of the consolidated financial statements.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,565)	$(17,464)	$(1,755)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization of property and equipment	4,083	4,451	5,080
Goodwill amortization	749	—	—
Impairment of goodwill	—	8,223	—
Bad debt expense	395	—	—
Impairment of assets	—	571	—
Restructuring charge — write-off of property and equipment	527	55	—
Restructuring charge — write-off of leasehold improvements	305	888	—
Restructuring charge — write-off of capitalized software development costs	—	586	—
Restructuring charge — future lease obligations	2,231	1,429	—
Gain on sale of investment securities	4,081	—	—
Non-cash interest expense	—	—	161
Options and warrants issued to non-employees	38	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	4,915	2,205	(633)
Accrued interest receivable and prepaid expenses	(128)	505	(483)
Refundable income taxes	5,399	495	114
Accounts payable	(1,295)	(2,545)	531
Accrued liabilities, deferred bonuses and compensation	(1,021)	90	(84)
Deferred revenue	(1,624)	53	(274)
Other long-term liabilities	—	1,686	(808)

Net cash provided by operating activities	1,090	1,178	1,849
Cash flows from investing activities:
Proceeds from sale of investment securities	571	—	—
Purchase of property and equipment	(1,747)	(3,836)	(7,627)
Proceeds from sale of real estate	—	—	991
Changes in other long-term assets	(670)	—	—

Net cash used in investing activities	(1,846)	(3,836)	(6,636)
Cash flows from financing activities:
Repayment of line of credit	(2,200)	—	(1,025)
Payments on long-term obligations	—	(99)	(2,534)
Proceeds from senior subordinated debentures	—	—	8,000
Costs associated with senior subordinated debentures	—	—	(495)
Principal payments on stockholders’ notes receivable	17	315	472
Exercise of stock options	16	115	118
Stock repurchased	(1,000)	—	(331)
Repurchase and retirement of common stock	—	—	(1,305)

Net cash provided by (used in) financing activities	(3,167)	331	2,900

Net decrease in cash and cash equivalents	(3,923)	(2,327)	(1,887)
Cash and cash equivalents, beginning of period	20,825	16,902	14,575

Cash and cash equivalents, end of period	$16,902	$14,575	$12,688

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$6	$73	$3
Cash paid for interest	281	160	993
Non-Cash Transactions:
Net unrealized gain on investments, net of deferred income taxes	$2,373	$—	$—
Tax benefit from exercise of stock options	6	27	24
Purchase of property and equipment financed by long-term obligations	—	1,492	8,102
Purchase of property and equipment included in accounts payable	—	—	849
Purchase of a support and maintenance agreement financed by a long-term obligation	—	—	139

The accompanying notes are an integral part of the consolidated financial statements.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
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

Business Activities and Reportable Segments

     We are organized into the two business segments of consulting and outsourcing. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client’s information technology functions.

Cash and Cash Equivalents

     For purposes of the statement of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2002 and 2003, we have $1,572,000 and $932,000 of cash restricted for letters of credit, respectively.

Accounts Receivable

     Substantially all of our accounts receivable are due from companies in the healthcare industry. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. We typically have not assessed interest on past due accounts.

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

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities

     We follow Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under SFAS 115, debt and marketable equity securities must be classified in one of three categories: trading, available-for-sale, or held to maturity. A decline in the market value of an available-for-sale security below cost that is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis for the security. Realized gains and losses are determined on the specific identification method and reflected in earnings.

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

Fair Value of Financial Instruments

     The carrying value of the cash equivalents approximates their estimated fair values based upon quoted market prices. The fair value of stockholders’ notes receivables and subordinated debt approximates their carrying values based on current rates for instruments with similar characteristics.

Revenue Recognition

     We recognize revenue on time and materials engagements as the services are provided. For fixed-fee projects and pre-packaged solution sales, we generally recognize revenue based on progress toward project milestones. We generally recognize revenue from our outsourcing contracts, help desk and call center support agreements, managed trust (digital security) contracts and support and maintenance agreements ratably over annual periods within our multi-year contracts. Deferred revenue represents collections made in advance of services being performed. Reimbursements for out-of-pocket expenses are recorded as revenue.

Revenue Concentration

     For the year ended December 31, 2003, revenue recognized from one client represented approximately 10.3% of our total net revenue. For the years ended December 31, 2001 and 2002, no clients exceeded 10.0% of our total net revenue.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

     Our incentive plan is described more fully in Note 10 “Stock Options and Warrants.” We apply the intrinsic value method under APB Opinion 25, “Accounting for Stock Issued to Employees” and its related interpretations, for options granted to employees and Board members. No compensation expense is recognized because we award options at the fair market value on the date of grant. For options and warrants to non-employees, we apply Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and accordingly, recognize expense using a fair market value method.

     The following table illustrates the effect if we had applied the fair value recognition provisions of SFAS 123 to options and warrants issued to employees and Board members, using the assumptions described in Note 10.

	Year Ended December 31,
	2001	2002	2003
Net loss, as reported	$(17,565)	$(17,464)	$(1,755)
Deduct stock-based employee compensation expense determined under the fair value-based method for awards granted, modified, or settled, net of related tax effects	(7,483)	(5,260)	(4,167)

Pro forma net loss	$(25,048)	$(22,724)	$(5,922)

Loss per share:
Basic and diluted — as reported	$(1.61)	$(1.62)	$(0.17)
Basic and diluted — pro forma	$(2.29)	$(2.11)	$(0.56)

Comprehensive Income (Loss)

     Comprehensive loss, which is included as a component of stockholders’ equity, includes net unrealized gains and losses on investments in marketable equity and debt securities. We sold our remaining holdings of marketable equity securities during the year ended December 31, 2001. The total comprehensive loss is summarized as follows:

		Year Ended December 31,
		2001	2002	2003
Net loss		$(17,565)	$(17,464)	$(1,755)
Other comprehensive income, net of tax:
Unrealized holding losses on securities arising during the period		(55)	—	—
Less:	Reclassification adjustment for realized losses on securities included in net loss, net of tax benefit of $1,653, $0 and $0 for the years ended December 31, 2001, 2002 and 2003, respectively	(2,428)	—	—

Other comprehensive income, net of tax		2,373	—	—

Total comprehensive loss		$(15,192)	$(17,464)	$(1,755)

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

     Derivative Instruments and Hedging Activities. In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 clarifies various derivative implementation issues, and is generally effective for new contracts entered into or modified after June 30, 2003. We currently do not enter into derivative transactions, and therefore the adoption of SFAS 149 had no impact on our consolidated financial statements.

     Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity, and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. The adoption of SFAS 150 had no impact on our consolidated financial statements.

     Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the VIE’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply at the reporting period ending after March 15, 2004 (i.e., March 31, 2004) to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. We believe the adoption of FIN 46 will have no impact on our consolidated financial statements.

     Revenue Recognition. In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus opinion on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, “Accounting Changes.” During 2003, we performed an assessment of our outsourcing contract terms and deliverables, and concluded that the adoption of EITF 00-21 had no impact on our consolidated financial statements.

Reclassifications

     Certain reclassifications were made to the 2002 consolidated financial statements to conform to 2003’s presentation.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

2. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     A summary of activity in connection with the allowance for doubtful accounts follows:

	Year Ended December 31,
	2001	2002	2003
Allowance for doubtful accounts at beginning of year	$6,375	$5,200	$3,988
Write-offs	(1,570)	(1,212)	(1,192)
Charged to bad debt expense	395	—	—

Allowance for doubtful accounts at end of year	$5,200	$3,988	$2,796

3. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

	December 31,		Range of Useful
	2002	2003	Lives
Office furniture and equipment	$6,024	$6,096	5-7 Years
Computer equipment	11,725	18,212	3-5 Years
Computer software	6,712	16,512	3-5 Years
Building	2,825	2,825	40 Years
Leasehold improvements	1,616	1,835	2-7 Years

	28,902	45,480
Less: accumulated depreciation and amortization	(16,185)	(21,265)
Land	20	20

Property and equipment, net	$12,737	$24,235

     The property and equipment classification includes approximately $1,492,000 and $9,850,000 of items under capital leases as of December 31, 2002 and 2003, respectively. As of December 31, 2002 and 2003, accumulated amortization of approximately $50,000 and $517,000, respectively, was recorded on these assets.

4. REAL ESTATE HELD FOR SALE

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

5. GOODWILL AND GOODWILL IMPAIRMENT

     Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), issued by the Financial Accounting Standards Board. SFAS 142 addresses how intangible assets that are acquired should be accounted for upon acquisition. SFAS 142 specifies, among other things, that goodwill is not subject to amortization. During 2002, in accordance with SFAS 142, we ceased the amortization of goodwill. The following table shows on a comparative basis what net loss and net loss per share would have been exclusive of amortization expense (including any related tax effects):

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

5. GOODWILL AND GOODWILL IMPAIRMENT (CONTINUED)

	Year Ended December 31,
	2001	2002	2003
Reported net loss	$(17,565)	$(17,464)	$(1,755)
Add: goodwill amortization	749	—	—

Adjusted net loss	$(16,816)	$(17,464)	$(1,755)

Basic and diluted net loss per share:
Reported net loss per share	$(1.61)	$(1.62)	$(0.17)
Add: goodwill amortization	0.07	—	—

Adjusted net loss per share	$(1.54)	$(1.62)	$(0.17)

     As of January 1, 2002, we had recorded goodwill of approximately $22.8 million and accumulated amortization of approximately $14.6 million. In addition, as a result of ceasing the amortization of goodwill, we are required under SFAS 142 to perform an impairment assessment at least annually. During the fourth quarter ended December 31, 2002, we performed our annual assessment. We estimated fair value using market capitalization, the expected present value of future cash flows, and other available information. Based on our findings, we concluded that goodwill was fully impaired, and recorded approximately $8.2 million of impairment losses.

     The following are changes in the carrying amount of goodwill for the year ended December 31, 2002:

	Consulting	Outsourcing
	Segment	Segment	Total
Balance as of January 1, 2002	6,014	2,209	8,223
Impairment losses	(6,014)	(2,209)	(8,223)

Balance as of December 31, 2002	$—	$—	$—

6. NOTES PAYABLE TO BANK

     As of December 31, 2002, borrowings under a line of credit bear interest at the greater of the prime rate or 1% plus the Federal funds effective rate. The interest rate at December 31, 2002 was 4.25%. The line is collateralized by accounts receivable and any deposits held by the bank. There are no compensating balance requirements. The loan agreement contains covenants, including financial ratios concerning liquidity, working capital and operating results. We did not meet certain financial operating covenants as of December 31, 2002, and repaid the outstanding balance subsequent to year-end. In addition, at December 31, 2002, we had letters of credit of approximately $1.6 million issued by a bank, secured by bank deposits.

     As of December 31, 2003, we have a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at December 31, 2003, we could have borrowed $5.0 million. At December 31, 2003, $1.9 million was outstanding. Borrowings under the line mature in May 2004. Borrowings bear interest at the prime rate less 0.25%. The interest rate at December 31, 2003, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of December 31, 2003. In addition, we have letters of credit outstanding of approximately $1.9 million issued by various banks, of which, approximately $0.9 million is secured by bank deposits and $1.0 million is covered by our line of credit.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

7. LONG-TERM OBLIGATIONS

     During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing February 2003 and continuing through January 2008. As of December 31, 2003, we have capitalized approximately $6.2 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.9 million as of December 31, 2003. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $2.3 million of software and professional fees throughout the project as those costs are incurred. The principal maturities related to this obligation are included in the table below. During 2003, we have also capitalized approximately $255,000 of interest related to the project.

     We lease and have financing arrangements for computer equipment under various agreements that expire through 2008 (amounts to be repaid during 2007 and 2008 have yet to be capitalized – see paragraph above). The leases have been accounted for as capital leases for financial reporting purposes, and include interest at rates ranging from 4.6% to 11.7% per annum. Future minimum payments under the lease and financing arrangements consist of the following:

	Lease
Years Ending December 31,	Payments	Principal
2004	$3,429	$2,793
2005	2,926	2,509
2006	2,058	1,798

Total minimum lease payments	8,413	$7,100

Less: amounts representing interest	1,313

Net minimum lease payments	$7,100

8. SENIOR SUBORDINATED DEBENTURES

     In June and July 2003, we entered into an Agreement (the “Purchase Agreement”) whereby we agreed to issue Senior Subordinated Debentures (the “Debentures”) and Warrants (the “Warrants”) to purchase 860,800 shares of our $0.01 par value common stock (the “common stock”), in exchange for a cash investment of $8.0 million from two investors. The unsecured Debentures mature three years from the date of their issuance (the “Issuance Date”), with an option to extend the term for one additional year at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum during the extension period. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of December 31, 2003, $8.0 million was outstanding on the debt.

     The Warrants to purchase up to 860,800 shares of our common stock have an exercise price of $3.046 per share, subject to certain anti-dilution adjustments. All Warrants were immediately available for exercise. The Warrants expire during 2008, or, if earlier, two (2) years after the repayment of the Debentures in full. In addition, Warrants may be cancelled as follows: in the event of prepayment of the debentures in full prior to the second anniversary of issuance, seventeen percent (17%) of the Warrants will be cancelled; or in the event of prepayment of the debentures in full after the second anniversary of issuance and before the third anniversary of issuance, a pro rata portion of seventeen percent (17%) of the Warrants will be cancelled based on the number of full months between the prepayment and the third anniversary of issuance.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

8. SENIOR SUBORDINATED DEBENTURES (CONTINUED)

     In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” we allocated the proceeds received to the debt instruments and detachable warrants on a relative fair value basis. An external valuation firm completed an independent valuation of the Warrants, which resulted in $526,000 of proceeds allocated to the Warrants and “additional paid-in capital”, with the remaining $7,474,000 intially allocated to debt. The $526,000 allocated to the value of the Warrants is treated as a debt discount and is being amortized to interest expense over the initial term of the debt. As of December 31, 2003, the un-amortized discount is approximately $448,000.

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

     Our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. A portion of these shares were repurchased in our “Dutch Auction” Tender Offer (“Tender Offer”), which commenced on June 16, 2003 and expired on July 14, 2003. During the Tender Offer, 355,782 shares of our common stock were properly tendered at $3.60 per share, resulting in payments, including expenses, of approximately $1.3 million.

9. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

	December 31,
	2002	2003
Payroll and withholding taxes	$1,858	$1,462
Commissions	567	747
Bonuses	379	549
Other	38	—

Total accrued liabilities	$2,842	$2,758

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

10. STOCK OPTIONS AND WARRANTS

     Pursuant to our Long-Term Incentive Plan (“Incentive Plan”), a maximum of 4,000,000 shares of common stock are reserved for the granting of incentive, nonstatutory or formula options, restricted stock grants and other equity based compensation. The options, other than the director formula options, may have terms not exceeding ten years when granted. The exercise price of each option equals the market price of our stock on the date of grant. Pursuant to our Nonstatutory Stock Option Plan (“Nonstatutory Plan”), a maximum of 1,000,000 shares of common stock are reserved for issuance. Under the Nonstatutory Plan, we may grant stock options in connection with our acquisitions and other special circumstances. The Nonstatutory Plan has substantially the same form, terms and substance as our Incentive Plan, except that grants issued under the Nonstatutory Plan will not qualify as “incentive stock options” for tax purposes, and our directors and executive officers are not eligible to receive grants under the Nonstatutory Plan. In addition, as of December 31, 2003, we have 1,160,800 stock warrants outstanding, 860,800 will expire in 2008, and 300,000 in 2009.

     For purposes of pro forma disclosures in Note 1 “Summary of Significant Accounting Policies”, the estimated fair values of the stock options are amortized to expense over the options’ vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2001	2002	2003
Risk free interest rate	3.95%	3.16%	2.82%
Dividend yield	0%	0%	0%
Volatility factor	.93	.88	.60
Expected option term life in years	5.0	5.0	5.0

     A summary of the status of our options and warrants as of December 31, 2001, 2002 and 2003, and changes during the years then ended, is presented below:

	2001		2002		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	2,924	$24.42	3,370	$14.02	3,627	$13.46
Granted	1,483	$3.32	633	$6.21	1,463	$3.01
Exercised	(5)	$3.18	(37)	$3.10	(40)	$2.93
Forfeited	(1,032)	$26.51	(339)	$5.88	(435)	$9.52

Outstanding at year-end	3,370	$14.02	3,627	$13.46	4,615	$10.26
Exercisable at year-end	1,678	$20.65	2,231	$17.59	3,629	$11.51

     The weighted-average grant date fair value of grants during 2001, 2002 and 2003 were $2.43, $4.35 and $2.97, respectively.

     The following information applies to options and warrants outstanding at December 31, 2003:

	Number	Weighted-Average	Weighted-Average
Range of Exercise Prices	Outstanding	Exercise Price	Remaining Life
$1.75 - $10.31	3,142	$3.63	6.9 Years
$11.75 - $24.75	745	$14.50	5.4 Years
$28.00 - $35.75	453	$32.31	1.6 Years
$36.00 - $45.13	275	$38.31	4.9 Years

	4,615

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

11. RESTRUCTURINGS

     During 1999 through late 2003, we experienced a decline in demand for our services as compared to prior years. Beginning in 2000, we implemented restructuring plans, endorsed by our Board of Directors, aimed at improving future overall financial performance through operating cost reductions and optimization of our workforce. As a result, we recorded restructuring charges (recoveries) of approximately $3,112,000, $3,308,000 and $(193,000) during the years ended December 31, 2001, 2002 and 2003, respectively. The restructuring items are summarized as follows:

	Year Ended December 31,
	2001	2002	2003
Severance costs	$215	$350	$22
Write-off of property and equipment	527	55	—
Write-off of leasehold improvements	305	888	—
Write-off of capitalized software development costs	—	586	—
Closing of various office facilities	(30)	—	—
Future lease obligations	2,231	1,728	—
Reduction of accrual related to estimated future lease obligations initially recorded during 2001	—	(299)	—
Reduction of accrual related to estimated future lease obligations initially recorded during 2002	—	—	(215)
Reduction of accrual related to estimated severance costs initially recorded during 2000	(136)	—	—

Total restructuring (recovery) charges, net	$3,112	$3,308	$(193)

     A summary of the activity of the restructuring-related liabilities, included in accounts payable, is as follows:

	Liabilities				Liabilities
	as of			2002	as of
	January 1,	2002	2002	Change in	December 31,
	2002	Additions	Payments	Estimate	2002
Severance	$—	$350	$(111)	$—	$239
Future lease obligations	2,231	1,728	(840)	(299)	2,820

Total	$2,231	$2,078	$(951)	$(299)	$3,059

	Liabilities				Liabilities
	as of			2003	as of
	January 1,	2003	2003	Change in	December 31,
	2003	Additions	Payments	Estimate	2003
Severance	$239	$22	$(257)	$—	$4
Future lease obligations	2,820	—	(1,141)	(215)	1,464

Total	$3,059	$22	$(1,398)	$(215)	$1,468

     The 2001 and 2002 expense for future lease obligations represents the present value of our operating lease commitments for facilities no longer being used by us, but not sublet or sublet at amounts less than our obligation. This obligation is payable as follows: $586,000 during 2004, $474,000 during 2005, $235,000 during 2006 and $169,000 during 2007. We anticipate the remaining severance liabilities will be paid during 2004.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

12. OTHER INCOME

     Other income (expense) consists of the following:

	Year Ended December 31,
	2001	2002	2003
Interest income	$951	$325	$181
Net realized loss on sale of investment securities	(4,081)	—	—
Interest expense	(251)	(149)	(1,042)
Sundry	(239)	—	—

	$(3,620)	$176	$(861)

13. INCOME TAXES

     The income tax benefit consists of the following:

	Year Ended December 31,
	2001	2002	2003
Current federal income tax benefit	$—	$(2,236)	$—
Deferred federal income taxes	(5,805)	(4,259)	(524)
Current state income taxes	—	(65)	(6)
Deferred state income taxes	(1,070)	(842)	(118)
Tax benefit from exercise of stock options credited directly to additional paid-in capital	6	27	24
Increase in valuation allowance	6,869	5,074	624

	$—	$(2,301)	$—

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2002	2003
Deferred tax assets:
Deferred compensation	$676	$544
Allowance for bad debts	1,615	1,132
Deferred revenue	889	778
Options or warrants issued to non-employees	1,318	1,350
Impairment of goodwill	7,470	7,470
Net operating loss carryforward and other	22,035	23,612

Total deferred tax assets	34,003	34,886
Deferred tax liabilities:
Depreciation	(1,426)	(1,685)
Other	(17)	(17)

Total deferred tax liabilities	(1,443)	(1,702)
Deferred tax asset valuation allowance	(32,560)	(33,184)

Total net deferred tax asset	$—	$—

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

13. INCOME TAXES (CONTINUED)

     A reconciliation of the provision for income taxes follows:

	Year Ended December 31,
	2001	2002	2003
Expected benefit at the statutory rate	$(5,972)	$(6,720)	$(597)
Permanent differences and other	173	252	226
State income tax benefit	(1,070)	(907)	(253)
Change in valuation allowance	6,869	5,074	624

Total income tax benefit	$—	$(2,301)	$—

     We have net operating and capital loss carryforwards for federal income tax purposes of approximately $55.1 million, the last of which will expire in 2023 if not utilized.

14. PROFIT-SHARING

     We have a profit-sharing plan which qualifies under Section 401(a) of the Internal Revenue Code. Eligible employees may contribute up to the maximum allowable under tax regulations. Company contributions are fully discretionary. There were no Company contributions made during the years ended December 31, 2001, 2002 and 2003.

15. NET LOSS PER SHARE

     Loss per share data was computed as follows:

	Year Ended December 31,
	2001	2002	2003
Basic:
Net loss	$(17,565)	$(17,464)	$(1,755)
Weighted-average common shares outstanding	10,920	10,751	10,595

Basic loss per share	$(1.61)	$(1.62)	$(0.17)

Diluted:
Net loss	$(17,565)	$(17,464)	$(1,755)
Weighted-average common shares outstanding	10,920	10,751	10,595
Dilutive effect of stock options	—	—	—

Weighted-average shares assuming dilution	10,920	10,751	10,595

Diluted loss per share	$(1.61)	$(1.62)	$(0.17)

     Options and warrants to purchase approximately 3,370,000, 3,627,000 and 4,615,000 shares of common stock with a weighted average exercise price of $14.02, $13.46 and $10.26 were outstanding at December 31, 2001, 2002 and 2003, respectively, but were excluded from the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

16. COMMITMENTS AND CONTINGENCIES

     We lease office facilities, certain equipment and vehicles under lease agreements classified as operating leases. Future minimum lease payments under such non-cancelable operating leases as of December 31, 2003 are summarized as follows:

	Related	All	Sublease
Years Ending December 31,	Party	Other	Income	Total
2004	$580	$4,825	$(1,108)	$4,297
2005	580	4,753	(1,114)	4,219
2006	242	2,290	(403)	2,129
2007	—	1,071	(159)	912
2008	—	623	—	623
Thereafter	—	187	—	187

Total future minimum lease payments	$1,402	$13,749	$(2,784)	$12,367

     Net rent expense amounted to approximately $3,819,000, $2,655,000 and $2,234,000 for the years ended December 31, 2001, 2002 and 2003, respectively, and has been included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The rent expense was offset by sublease income of approximately $1,031,000, $1,252,000 and $1,299,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     We have committed to approximately $2.3 million of additional costs for software and professional fees relating to the implementation of a new healthcare application platform for an existing outsourcing client. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining software and professional fees throughout the project as those costs are incurred.

     Effective July 1, 2001, we are required to pay a business partner a royalty of approximately 3.4% of a certain portion of our systems integration revenue. The royalty, up to a cumulative maximum amount of $5.7 million, will be payable in the years the related revenue is recognized. Royalty expense was $27,000, $26,000 and $54,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

17. RELATED PARTY TRANSACTIONS

     We lease an office facility from an entity partially owned by two stockholders. Net rent expense for this lease was approximately $450,000, $411,000 and $397,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The rent expense was offset by sublease income of approximately $107,000, $190,000 and $220,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
(TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

17. RELATED PARTY TRANSACTIONS (CONTINUED)

     During 2000, we sold 600,000 shares of our common stock for fair market value to three newly hired executives, in exchange for cash and promissory notes totaling $916,620. The original notes bore interest at 9.5% per annum and required payment of all accrued interest and principal in October 2002. Effective July 25, 2002, two of the promissory notes were amended to reduce the interest rate of the notes to a per annum rate equal to the prime rate plus 1% and extend the payment due date of all unpaid accrued interest and principal to December 31, 2003. The effective interest rate at December 31, 2003 was 5.00%. During the years ended December 31, 2002 and 2003, two of the original promissory notes were repaid, including accrued interest. During January 2004, the remaining promissory note was repaid, including accrued interest.

     During 1995, we issued 658,833 shares of our common stock to two stockholders in exchange for promissory notes totaling $750,000, and the cancellation of outstanding stock options. The notes bear interest at 7.71% per annum and require periodic cash payments. Interest income on all notes totaled approximately $104,000, $117,000, and $76,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     We charter aircraft from an entity owned by an officer/stockholder. Payments to the entity were approximately $71,000, $20,000 and $54,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     During the year ended December 31, 2001, we recognized revenue of approximately $1,587,000, from an entity in which we had an equity interest. During the years ended December 31, 2002 and 2003, we no longer held equity interests in any entities.

18. SEGMENT FINANCIAL INFORMATION

     See Note 1 “Summary of Significant Accounting Policies” for a description of our segments. Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, legal, senior management and other selling, general and administrative (“SG&A”) functions are combined into the unallocated SG&A expenses. Unallocated assets consist principally of cash, accrued interest receivable and prepaid expenses.

     We evaluate segment performance and allocate resources based on gross profit. Intrasegment services are provided at cost. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in Note 1.

SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003
     (TABULAR AMOUNTS ARE IN THOUSANDS, EXCEPT SHARE DATA)

     18. SEGMENT FINANCIAL INFORMATION (CONTINUED)

     The following is a summary of certain financial information by segment for the years ended December 31, 2001, 2002 and 2003:

	Year Ended December 31,
	2001	2002	2003
Revenue
Consulting
Revenue before reimbursements (net revenue)	$57,463	$53,634	$54,279
Out-of-pocket reimbursements	8,827	7,997	7,036

Total consulting revenue	66,290	61,631	61,315
Outsourcing
Revenue before reimbursements (net revenue)	29,258	30,474	37,662
Out-of-pocket reimbursements	1,658	520	563

Total outsourcing revenue	30,916	30,994	38,225

Consolidated revenue	$97,206	$92,625	$99,540

Gross Profit and Statement of Operations Reconciliation
Consulting	$21,993	$20,500	$20,945
Outsourcing	8,007	4,477	4,221

Consolidated gross profit	30,000	24,977	25,166
Impairment of goodwill
Consulting	—	6,014	—
Outsourcing	—	2,209	—

Consolidated impairment of goodwill	—	8,223	—
Unallocated
Selling, general and administrative expenses	40,833	32,816	26,253
Restructuring (recovery) charges, net	3,112	3,308	(193)
Impairment of assets	—	571	—
Other (income) expense, net	3,620	(176)	861

Subtotal	47,565	36,519	26,921

Consolidated loss before income tax benefit	$(17,565)	$(19,765)	$(1,755)

Depreciation and amortization
Consulting	$4,637	$4,131	$2,386
Outsourcing	195	320	2,694

Consolidated depreciation and amortization	$4,832	$4,451	$5,080

Identifiable assets
Consulting	$31,082	$17,477	$15,489
Outsourcing	6,982	6,783	25,207
Unallocated	20,543	19,396	13,157

Consolidated total assets	$58,607	$43,656	$53,853

Expenditures for long-term assets
Consulting	$1,747	$1,440	$1,429
Outsourcing	—	3,888	15,149

Consolidated expenditures for long-term assets	$1,747	$5,328	$16,578

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPERIOR CONSULTANT HOLDINGS CORPORATION

March 30, 2004	By:	/s/ RICHARD D. HELPPIE, JR.

Richard D. Helppie, Jr.
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
Ronald V. Aprahamian	Director	March 30, 2004
/s/ REGINALD M. BALLANTYNE III Reginald M. Ballantyne III	Director	March 30, 2004
/s/ CHARLES O. BRACKEN Charles O. Bracken	Executive Vice President and Director	March 30, 2004
/s/ RICHARD D. HELPPIE, JR. Richard D. Helppie, Jr.	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2004
/s/ DOUGLAS S. PETERS Douglas S. Peters	Director	March 30, 2004
/s/ RICHARD P. SASLOW Richard P. Saslow	Vice President, General Counsel and Director	March 30, 2004
/s/ JOHN L. SILVERMAN John L. Silverman	Chairman	March 30, 2004
/s/ RICHARD R. SORENSEN Richard R. Sorensen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ SATISH K. TYAGI Satish K. Tyagi	Director	March 30, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	PAGE
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended	(5)

3.2	Form of By-Laws of the Company	(2)

4.1	Specimen Common Stock Certificate	(3)

4.2	Securities Purchase Agreement dated as of June 9, 2003 by and among Superior Consultant Holdings Corporation, Superior Consultant Company, Inc., and the Purchasers named herein	(9)

4.3	Form of Debenture of Superior Consultant Holdings Corporation and Superior Consultant Company Inc., as co-borrowers	(9)

4.4	Warrant Agreement dated as of June 9, 2003 by and between Superior Consultant Holdings Corporation as Issuer and the Warrant holders named therein	(9)

10.1	Form of Indemnification Agreement between the Company and each of its directors and officers	(2)

10.2	Form of Long-Term Incentive Compensation Plan	(2)

10.3	Amendment to Long-Term Incentive Plan	(4)

10.4	Second Amendment to Long-Term Incentive Plan	(6)

10.5	Lease dated March 21, 1996 between PMTC Limited Partnership and Superior	(1)

10.6	Compensation Agreement dated January 5, 1998, as amended, between Richard D. Helppie, Jr. and the Company	(5)

10.7	Amendment effective January 4, 1999, to Compensation Agreement dated January 5, 1998, between Richard D. Helppie, Jr. and the Company	(8)

10.8	Employment Agreement dated January 5, 1998, as amended, between Charles O. Bracken and the Company	(5)

10.9	Amendment effective January 4, 1999, to Employment Agreement dated January 5, 1998, between Charles O. Bracken and the Company	(8)

10.10	Employment Agreement dated January 20, 1997, as amended, between Richard P. Saslow and the Company	(5)

10.11	Amendment effective January 4, 1999, to Employment Agreement dated January 20, 1997, between Richard P. Saslow and the Company	(8)

10.12	Amendment effective January 7, 2001, to Employment Agreement dated January 20, 1997, between Richard P. Saslow and the Company	(8)

10.13	Amendment effective October 13, 2002, to Employment Agreement dated January 20, 1997, between Richard P. Saslow and the Company.	*

10.14	Employment Agreement dated September 25, 2003, between George S. Huntzinger and the Company	*

10.15	Employment Agreement dated August 10, 1998, as amended January 7, 2001, between Richard R. Sorensen and the Company	(7)

10.16	Amendment effective February 28, 2002, to Employment Agreement dated August 10, 1998, between Richard R. Sorensen and the Company	*

10.17	Promissory Note dated April 20, 1995, executed by Charles O. Bracken in favor of the Company	(2)

10.18	Pledge Agreement dated April 20, 1995, between Charles O. Bracken and the Company	(2)

10.19	Shareholder Agreement, dated May 4, 2001, by and between Ronald V. Aprahamian and the Company	(8)

10.20	Amended and Restated Promissory Note dated May 4, 2001, executed by Ronald V. Aprahamian in favor of the Company	(8)

10.21	Revolving Credit and Security Agreement, dated May 14, 2003, by and among Superior Consultant Company, Inc., Superior Consultant Holdings Corporation, ComTrust, LLC and Fifth Third Bank	(11)

10.22	Revolving Line of Credit Note, dated May 14, 2003, made by Superior Consultant Company, Inc. in favor of Fifth Third Bank	(11)

EXHIBIT
NUMBER	DESCRIPTION	PAGE

10.23	Guaranty and Commercial Security Agreement, dated May 14, 2003, by and between Superior Consultant Holdings Corporation and Fifth Third Bank	(11)

10.24	Guaranty and Commercial Security Agreement, dated May 14, 2003, by and between ComTrust, LLC and Fifth Third Bank	(11)

21.1	Subsidiaries of Superior Consultant Holdings Corporation	*

31.1	Certification by our Chief Executive Officer with respect to our Form 10-K for the year ended December 31, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*

31.2	Certification by our Chief Financial Officer with respect to our Form 10-K for the year ended December 31, 2003, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	*

32.1	Certification by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-K for the year ended December 31, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	*

99.1	Guaranty Agreement by and between the Subsidiaries of Superior Consultant Holdings Corporation named therein, Superior Consultant Holdings Corporation, Superior Consultant Company, Inc. and the Purchasers named therein	(10)

99.2	Investor Rights Agreement dated as of June 9, 2003 by and between Superior Consultant Holdings Corporation, the Holders named therein and certain other parties	(9)

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Form S-1 Registration Statement No. 333-10213 as filed on August 15, 1996.

(2)	Incorporated by reference from the Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-10213 as filed on September 20, 1996.

(3)	Incorporated by reference from the Registrant’s Amendment No. 2 to Form S-1 Registration Statement No. 333-10213 as filed on October 4, 1996.

(4)	Incorporated by reference from the Registrant’s Information Statement on Form 14C as filed on November 7, 1997.

(5)	Incorporated by reference from the Registrant’s Form 10-K as filed on March 31, 1999.

(6)	Incorporated by reference from the Registrant’s Information Statement on Form 14A as filed April 9, 1999.

(7)	Incorporated by reference from the Registrant’s Form 10-K as filed on April 2, 2001.

(8)	Incorporated by reference from the Registrant’s Form 10-K as filed on April 1, 2002.

(9)	Incorporated by reference from the Registrant’s Form 8-K as filed on June 13, 2003.

(10)	Incorporated by reference from the Registrant’s Form 8-K as filed on July 29, 2003.

(11)	Incorporated by reference from the Registrant’s Form 10-Q as filed on August 14, 2003.