Form 10-Q
period 2004-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2004-05-17
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
         OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to

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

Yes [ ] No [X]

As of May 14, 2004, 10,850,679 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of March 31, 2004 and
             December 31, 2003 (unaudited)                                                   3

             Consolidated Statements of Operations for the three months ended March 31,
             2004 and 2003 (unaudited)                                                       4

             Consolidated Statements of Cash Flows for the three months ended March 31,
             2004 and 2003 (unaudited)                                                       5

             Notes to Consolidated Financial Statements (unaudited)                          6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                     12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                     19

     Item 4. Controls and Procedures                                                        19

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                               20

SIGNATURES                                                                                  21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                  MARCH 31,   DECEMBER 31,
                                                                                    2004          2003
                                                                                  ---------   ------------
                                     ASSETS
Current assets
     Cash and cash equivalents                                                    $  12,200    $  12,688
     Accounts receivable, net                                                        13,341       12,592
     Accrued interest receivable and prepaid expenses                                 3,588        3,852
     Refundable income taxes                                                            148          148
                                                                                  ---------    ---------

        Total current assets                                                         29,277       29,280

Property and equipment, net                                                          25,319       24,235
Other long-term assets                                                                  295          338
                                                                                  ---------    ---------

        Total Assets                                                              $  54,891    $  53,853
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable to bank                                                        $   2,400    $   1,900
     Current portion of long-term obligations                                         2,695        2,793
     Accounts payable                                                                 8,412        8,829
     Accrued liabilities, deferred bonuses and compensation                           4,081        2,758
     Deferred revenue                                                                 1,905        1,920
                                                                                  ---------    ---------

        Total current liabilities                                                    19,493       18,200

Senior subordinated debentures, net                                                   7,578        7,552
Long-term obligations                                                                 3,891        4,307
Other long-term liabilities                                                             749          878
Commitments and contingencies (Note 10)                                                   -            -
Stockholders' equity
     Preferred stock; authorized, 1,000,000 shares of $.01 par value; no shares
     issued as of March 31, 2004 and December 31, 2003                                    -            -

     Common stock; authorized, 30,000,000 shares of $.01 par value; issued,
     10,835,999 shares as of March 31, 2004 and
     10,801,630 shares as of December 31, 2003                                          108          108

     Additional paid-in capital                                                     115,628      115,520

     Stockholders' notes receivable                                                    (600)        (749)

     Treasury stock - at cost, 469,250 shares as of March 31, 2004 and 428,600
     shares as of December 31, 2003                                                  (3,780)      (3,601)

     Accumulated deficit                                                            (88,176)     (88,362)
                                                                                  ---------    ---------

        Total stockholders' equity                                                   23,180       22,916
                                                                                  ---------    ---------

        Total Liabilities and Stockholders' Equity                                $  54,891    $  53,853
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

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       --------------------
                                                         2004        2003
                                                       --------    --------
Revenue
   Revenue before reimbursements (net revenue)         $ 24,622    $ 21,891
   Out-of-pocket reimbursements                           1,567       1,851
                                                       --------    --------
       Total revenue                                     26,189      23,742

Operating costs and expenses
   Cost of services before reimbursements
       (net cost of services)                            18,257      15,884
   Out-of-pocket reimbursements                           1,567       1,851
                                                       --------    --------
       Total cost of services                            19,824      17,735

   Selling, general and administrative expenses           5,923       6,815
                                                       --------    --------
          Total operating costs and expenses             25,747      24,550
                                                       --------    --------
          Earnings (loss) from operations                   442        (808)

Other expense, net                                         (256)        (79)
                                                       --------    --------
          Earnings (loss) before income tax                 186        (887)

Income tax                                                   --          --
                                                       --------    --------
          Net earnings (loss)                          $    186    $   (887)
                                                       ========    ========
Net earnings (loss) per share
   Basic                                               $   0.02    $  (0.08)
                                                       ========    ========
   Diluted                                             $   0.02    $  (0.08)
                                                       ========    ========
Weighted average number of common shares outstanding

   Basic                                                 10,358      10,765
                                                       ========    ========
   Diluted                                               11,682      10,765
                                                       ========    ========

                See notes to consolidated financial statements.

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               2004              2003
                                                                            ----------       -----------
Cash flows from operating activities:
    Net earnings (loss)                                                     $      186       $      (887)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
       Depreciation and amortization of property and equipment                   1,356             1,081
       Non-cash interest expense                                                    51                --
       Changes in operating assets and liabilities that provided
         (used) cash:
          Accounts receivable                                                     (749)           (2,393)
          Accrued interest receivable and prepaid expenses                         253              (346)
          Refundable income taxes                                                   --                74
          Accounts payable                                                           7             1,013
          Accrued liabilities, deferred bonuses and compensation                 1,322             1,395
          Deferred revenue                                                         (15)              200
          Other long-term liabilities                                             (129)             (200)
                                                                            ----------       -----------
               Net cash provided by (used in) operating activities               2,282               (63)

Cash flows from investing activities:
    Purchase of property and equipment                                          (2,606)           (1,683)
    Proceeds from sale of real estate                                               --               991
                                                                            ----------       -----------
               Net cash used in investing activities                            (2,606)             (692)

Cash flows from financing activities:
    Proceeds from line of credit                                                   500               175
    Exercise of stock options                                                      108                --
    Payments on long-term obligations                                             (772)             (352)
                                                                            ----------       -----------
               Net cash used in financing activities                              (164)             (177)
                                                                            ----------       -----------
Net decrease in cash and cash equivalents                                         (488)             (932)
Cash and cash equivalents, beginning of period                                  12,688            14,575
                                                                            ----------       -----------
Cash and cash equivalents, end of period                                    $   12,200       $    13,643
                                                                            ==========       ===========

Supplemental disclosure of cash flow information - cash paid for interest   $      340       $       175

Non-Cash Transactions:
    Purchase of property and equipment financed by long-term obligations    $      258       $     3,996
    Purchase of property and equipment included in accounts payable                424                --
    Purchase of treasury stock by surrender of full recourse note
       receivable and accrued interest                                             179                --

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

         These financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto included in our 2003 annual report on Form 10-K filed by us with the Securities and Exchange Commission on March 30, 2004.

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

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ----------------------
                                                    2004         2003
                                                 ---------    ---------
Net earnings (loss), as reported                 $     186    $    (887)
Deduct:  Total stock-based employee
              compensation expense
              determined under the fair value-
              based method for awards
              granted, modified or settled,
              net of related tax effects              (871)      (1,153)
                                                 ---------    ---------
Pro forma net loss                               $    (685)   $  (2,040)
                                                 =========    =========
Net earnings (loss) per share
     Basic - as reported                         $    0.02    $   (0.08)
                                                 =========    =========
     Basic - pro forma                           $   (0.07)   $   (0.19)
                                                 =========    =========

     Diluted - as reported                       $    0.02    $   (0.08)
                                                 =========    =========
     Diluted - pro forma                         $   (0.07)   $   (0.19)
                                                 =========    =========

         The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    THREE MONTHS ENDED
                                        MARCH 31,
                                    ------------------
                                     2004        2003
                                    ------      ------
Risk free interest rate               2.82%       2.36%
Dividend yield                           0%          0%
Volatility factor                      .60         .82
Expected option term life in years     5.0         5.0

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

         We account for Earnings (Loss) Per Share under the rules of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Our basic and diluted net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of common shares outstanding and the dilutive effect of common shares potentially issuable upon the exercise of stock options and warrants ("common share equivalents") during the period.

         The computation of diluted net earnings per share for the three months ended March 31, 2004, includes approximately 1.3 million common share equivalents. Options and warrants to purchase approximately 3.9 million and 3.6 million shares of common stock with a weighted average exercise price of $11.78 and $13.42 were outstanding at March 31, 2004 and 2003, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

NOTE 4 - SEGMENT FINANCIAL INFORMATION

         We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investment and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's IT function. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors with particular emphasis on hospitals, health systems, and other providers. We evaluate segment performance and allocate resources based on gross profit. Intrasegment services are provided at cost.

         The following is a summary of certain financial information by segment, for the three months ended March 31, 2004 and 2003 (in thousands). Due to the nature of our business, the majority of the reimbursable out-of-pocket expenses are incurred on consulting engagements.

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -----------------------
                                                                       2004         2003
                                                                    ----------   ----------
Revenue
     Consulting
          Revenue before reimbursements (net revenue)               $   13,169   $   13,991
          Out-of-pocket reimbursements                                   1,459        1,773
                                                                    ----------   ----------
              Total consulting revenue                                  14,628       15,764

     Outsourcing
          Revenue before reimbursements (net revenue)                   11,453        7,900
          Out-of-pocket reimbursements                                     108           78
                                                                    ----------   ----------
              Total outsourcing revenue                                 11,561        7,978
                                                                    ----------   ----------
                   Consolidated revenue                             $   26,189   $   23,742
                                                                    ==========   ==========
Gross Profit and Statement of Operations Reconciliation
              Consulting                                            $    4,724   $    5,510
              Outsourcing                                                1,641          497
                                                                    ----------   ----------
                   Consolidated gross profit                             6,365        6,007

Unallocated
              Selling, general and administrative expenses               5,923        6,815
              Other expense, net                                           256           79
                                                                    ----------   ----------
                   Subtotal                                              6,179        6,894
                                                                    ----------   ----------
                   Consolidated earnings (loss) before income tax   $      186   $     (887)
                                                                    ==========   ==========

         Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, human resources, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

         Income tax benefits have not been recorded on the losses we have experienced in recent years, primarily due to the provision of a valuation allowance for all net deferred tax assets as a result of the uncertainty regarding their realization. Income tax expense is not recorded for the three months ended March 31, 2004, because our valuation allowance has been decreased for the corresponding amount of tax expense that would otherwise have been recognized. As of March 31, 2004, we have net operating loss carryforwards for federal income tax purposes of approximately $54.9 million, the last of which will expire in 2023 if not utilized.

NOTE 6 - LINE OF CREDIT

         As of March 31, 2004, we have a line of credit with a bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at March 31, 2004, we could have borrowed approximately $5.0 million. At March 31, 2004, $2.4 million was outstanding. Borrowings bear interest at the prime rate less 0.25%. The interest rate at March 31, 2004, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of March 31, 2004. We have letters of credit outstanding of approximately $1.9 million issued by various banks, of which, approximately $0.9 million is secured by bank deposits and $1.0 million is covered by our line of credit.

         In May 2004, we extended our line of credit agreement with Fifth Third Bank through May 2005. The new line of credit allows for borrowings up to $9.0 million, bears interest at 0.50% below the prime rate and provides a more favorable borrowing base calculation.

NOTE 7 - SENIOR SUBORDINATED DEBENTURES

     In June and July 2003, we entered into an Agreement (the "Purchase Agreement") whereby we agreed to issue Senior Subordinated Debentures (the "Debentures") and Warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from two investors. The unsecured Debentures mature three years from the date of their issuance (the "Issuance Date"), with an option to extend the term for one additional year at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum during the extension period. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of March 31, 2004 and December 31, 2003, $8.0 million was outstanding on the debt.

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

     In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" we allocated the proceeds received to the debt instruments and detachable warrants on a relative fair value basis. An external valuation firm completed an independent valuation of the Warrants, which resulted in $526,000 of proceeds allocated to the Warrants and "additional paid-in capital", with the remaining $7,474,000 initially allocated to debt. The $526,000 allocated to the value of the Warrants is treated as a debt discount and is being amortized to interest expense over the initial term of the debt. As of March 31, 2004 and December 31, 2003, the unamortized discount is approximately $422,000 and $448,000, respectively.

     We incurred investment banking and legal costs associated with these transactions totaling approximately $520,000. The costs are being amortized to interest expense over the initial term of the debt.

     Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. As of the most recent quarter ended March 31, 2004, the limit was approximately $18.0 million.

NOTE 8 - LONG-TERM OBLIGATIONS

         During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the three months ended March 31, 2004, we capitalized approximately $0.2 million related to professional fees we incurred. As of March 31, 2004, we have capitalized approximately $6.4 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.7 million as of March 31, 2004. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $2.1 million of software and professional fees throughout the project as those costs are incurred. During the three months ended March 31, 2004, we have also capitalized approximately $0.1 million of interest related to the project.

NOTE 9 - RESTRUCTURINGS

         In connection with our restructuring activities, we recorded restructuring charges (recoveries) of approximately $3.3 million and $(193,000) during the years ended December 31, 2002 and 2003, respectively. Refer to our audited consolidated financial statements and notes thereto, on our Form 10-K filed on March 30, 2004, for further details on the components of these charges.

         During the three months ended March 31, 2004, we sublet office space that was previously included in our restructuring estimate. As a result of subletting the space for an amount less than our original estimate, we recorded a net expense of $51,000.

         A summary of the activity of the restructuring-related liabilities, included in accounts payable and other long-term liabilities is as follows (in thousands):

                           LIABILITIES AS OF     2004      2004    2004 CHANGE  LIABILITIES AS OF
                            JANUARY 1, 2004   ADDITIONS  PAYMENTS  IN ESTIMATE    MARCH 31, 2004
                           -----------------  ---------  --------  -----------  -----------------
Severance                       $     4         $   -     $   (4)    $    -         $       -
Future lease obligations          1,464             -     $ (153)        51             1,362
                                -------         -----     ------     ------         ---------
           Total                $ 1,468         $   -     $ (157)    $   51         $   1,362
                                =======         =====     ======     ======         =========

         The obligation is payable as follows: $462,000 throughout the remainder of 2004, $497,000 during 2005, $235,000 during 2006 and $168,000 during 2007.

NOTE 10 - CONTINGENCIES

         We become involved from time to time in various legal proceedings, including business and employment matters of a nature considered normal to our operations. We accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. We are not involved, as of March 31, 2004, in any legal proceedings.

NOTE 11 - RELATED PARTY TRANSACTION

         During the three months ended March 31, 2004, we acquired approximately 41,000 shares of common stock for treasury from an officer at a cost of approximately $179,000.

NOTE 12 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosure requirements are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for periods beginning after December 15, 2003. We do not offer post-retirement benefits.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation apply this quarter ending March 31, 2004 to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no impact on our consolidated financial statements.

NOTE 13 - SUBSEQUENT EVENT

         In April 2004, the company received an unsolicited purchase offer for an office building and subsequently reached an agreement for its sale. The sale price is $1.8 million, and we expect that the transaction will result in a second quarter 2004 non-cash write-down of approximately $450,000 to reflect the difference between the sale price and the net book value of the building, plus approximately $100,000 in commission charges.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including, but not limited to: "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This release contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors and events which the company is unable to accurately predict or over which the company has no control. Such factors include, but are not limited to: the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the company's offerings, demands upon and consumption of the company's cash and cash equivalent resources or changes in the company's access to working capital, regulatory changes and other factors affecting the financial constraints on the company's clients, competitive pressures (both domestic and foreign), the ability to successfully manage currency risk, obtain foreign work permits and otherwise successfully execute and manage international contracts, economic factors specific to healthcare, general economic conditions, unforeseen disruptions in transportation, communications or other infrastructure components, acquisitions under consideration and the ability to integrate acquisitions on a timely basis. Additional information regarding these risk factors and others, and additional information concerning the company are included in the company's reports on file with the Securities and Exchange Commission.

         We are organized into the two business segments of outsourcing and consulting. The outsourcing segment helps healthcare providers simplify their management agendas, improve their return on information systems investments and strengthen their technology management by taking on responsibility for managing and operating all or part of the client's IT function. We deploy specialized resources to deliver higher quality IT functionality and help clients avoid or reduce certain capital expenses. The outsourcing segment offers the client an array of services, functions and economic elements that can be tailored to the specific client agenda, including business process management, IT management, IT planning and budgeting, applications support, applications implementation, IT operations, data center consolidation in our processing center, 24/7/365 network monitoring and help desk in our network control center, financial management and risk sharing, facility management, application unification, application outsourcing and interim management. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors. The consulting segment also provides tools, strategies and solutions designed to transform clinical operations and improve patient safety, enhance financial performance, and promote secure and private Health Insurance Portability and Accountability Act ("HIPAA") compliant transactions.

         In recent years, we have expanded our outsourcing and solution sales capabilities. As healthcare and other sectors implement web-based technologies and applications, we may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of web-based applications and/or the systems integration platforms and other technologies in which we have invested; increased competition in the outsourcing business from larger and better capitalized competitors who may also enjoy better name recognition and other competitive advantages; the potential advent of foreign competition from markets with lower cost structures; failure by us to develop and offer new services and solutions demanded by the market; failure of our services and solutions to generate sufficient demand in the market; potential government regulation of the Internet or of other activities that affect our business; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing our cost of providing services.

         We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Fixed-fee projects, pre-packaged solution sales and outsourcing contracts are billed by deliverable or on a periodic basis, typically monthly. We generally recognize revenue on fixed-fee projects and pre-packaged solution sales based on progress toward project milestones. Revenue on outsourcing contracts is generally recognized ratably over annual periods within our multi-year contracts. In addition, our outsourcing contracts generally have incentives based on client performance metrics. Such incentive revenue is recognized once we are reasonably certain that it has been earned and will be paid. As of March 31, 2004, we have seven significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet.

         There can be no assurance that we will be able to achieve profit margins on existing and new contracts, which are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than profits margins on traditional consulting engagements. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts, as well as large consulting engagements, requires significant initial investment by us in the hiring of personnel and in the case of outsourcing contracts the acquisition of software applications and equipment to perform the contract. Such expenses are expected to be recovered over the life of the agreement. Some of our agreements call for penalties, risk-sharing, or allow for early termination in the event we or they fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

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

         We seek to increase revenue through various means, including an increased emphasis on outsourcing contracts, an increase in the value and duration of projects for existing and new clients, as well as continued additions to our recurring revenue base. In addition, we seek to increase revenue by expanding our range of specialty services with a focus on opportunities arising from the demand for clinical quality and patient safety, financial improvement, digital communications and system security and privacy. We manage our consulting client development efforts through our internal Client Partner Organizations ("CPO") having specific geographic responsibility and focus. Within a geographical area, our CPO members develop relationships and pursue opportunities with strategic clients, maintain relationships with various stakeholders (buyers, suppliers and advisors) and develop other business opportunities. In addition, we have a separate sales force focused entirely on outsourcing opportunities. Once an opportunity has been identified, individual sales members, along with executive oversight, are responsible for developing, responding to, and tracking the opportunity through completion. Our success in increasing our revenue will be dependent upon, among other factors, timely sales, the type, range and quality of our services and solutions, competitive prices, growth and improvement in proposal acceptance rates in outsourcing and consulting and successful competition in the marketplace. Pursuit of significant contracts is becoming increasingly competitive, and the process surrounding client decisions has become more deliberate, rigorous, and protracted. Many of the entities with whom we compete have greater name recognition and financial resources, larger customer bases and greater technical and sales and marketing resources, which may adversely impact our ability to compete against them successfully. In addition, our revenue has and can be adversely affected by unforeseen disruptions in transportation, communications or other infrastructure components. Should we be unsuccessful in increasing or sustaining our revenue, for these or for other reasons, we may fail to meet the public market's expectations of our financial performance and operating results, which could have a material adverse effect on our common stock price.

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

         Our operating costs associated with the full outsourcing contracts have and will continue to increase as additional clients are serviced. Additionally, as we continue to migrate clients to the processing center, we expect to incur incremental costs, which will be offset with anticipated savings over time as additional clients are added and we are able to leverage our investment. These costs consist primarily of, but are not limited to: equipment lease costs, depreciation, telecommunication and facility related expenditures. We expect to recover our investment in our processing and network management centers through the performance of multiple outsourcing contracts and network management ("NetLinc") contracts utilizing processing center resources. If we are unsuccessful in winning sufficient new outsourcing and NetLinc contracts, or if the terms of outsourcing or NetLinc contracts are not sufficiently favorable to us, or if any of the existing outsourcing or NetLinc contracts were to be terminated early for any reason, our ability to recover our processing center investments would be impaired, which could have a material adverse effect on our financial condition. In addition, we will be performing data processing and other client information systems functions through our processing centers. Any failure by us to successfully perform our processing center functions could adversely affect our clients' operations, which could result in contractual performance penalties to us, early termination of one or more contracts, potential legal liabilities and damage to our reputation in the industry, any or all of which could have a material adverse effect on our financial condition, results of operations and the price of our common stock.

         Our net cost of services as a percentage of net revenue is primarily driven by how efficiently we utilize our consultant resources and deliver our consulting and outsourcing services and solutions. We attempt to optimize efficient deployment of our consultants through initial engagement planning and by continuously monitoring project requirements, timetables and service and solution deliveries. The number of consultants assigned to a project will vary according to the type, size, complexity, duration and demands of the project. Project terminations, completions and scheduling delays and incremental costs associated with the full outsourcing contracts and new service offerings have and can continue to cause us to experience lower gross margins.

         In addition, our establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Variations in services and market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of our net cost of services as a percentage of net revenue. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue service offerings that have not been successful in the market. Exiting a service offering can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. In addition, as we have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that we close office space, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under our prime lease(s). In addition, there can be no assurance that existing sublessees under our leases will not default in their rent or other obligations. Default by our sublessees, or an inability by us to sublease excess office space could have an adverse effect on our financial condition. Further, if we close office space and consolidate or relocate our operations we could experience some business disruption.

         During the first quarter of 2004, we have signed contracts to perform consulting services in Europe. There is no assurance that we will be successful in our efforts to win additional work overseas. In addition, there is no assurance that we will be successful in our efforts to manage the risk of currency fluctuations, or to obtain foreign work permits to allow our employees to perform the services. If we are not successful in our efforts to manage these and other risks associated with international business, it could have an adverse effect on our financial condition, results of operations, and the price of our common stock.

         In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial/private payers, have dampened overall industry demand for new IT service consulting projects. Some of these forces and others have continued to hamper demand for certain types of our services. Furthermore, changes in federal, state and commercial/private payer reimbursement may continue to adversely affect the financial stability and viability of our clients and may impact their ability to contract for and pay for professional services such as those offered by us. We record a provision for estimated uncollectible amounts based on a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.

         During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense, homeland security and the Iraq War, as well as federal tax cuts, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives. In addition, state budget deficits could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client's site, away from their own city or state of residence. We are, therefore, highly dependent upon effective air travel and other means of transportation for the performance of a majority of our client engagements. If, as a result of terrorist attacks, conflicts in the Middle East and other unsettling world events, air travel and other means of transportation become increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

         Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, corporate insurance expense, outside professional fees and depreciation.

         In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three months ended March 31, 2004, to the three months ended March 31, 2003. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America, requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and the accompanying notes to consolidated financial statements. Our estimates are based on prior experience, current business and market conditions, as well as various other assumptions we believe are necessary to form a basis for making judgments related to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. Refer to our audited consolidated financial statements and notes thereto for the year ended December 31, 2003 for information regarding our critical accounting policies. There have been no changes in these policies during the current quarter.

         THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

Net Revenue.

         Consulting. Net revenue in this segment decreased by $0.8 million or 5.9%, to $13.2 million for the three months ended March 31, 2004, as compared to $14.0 million for the three months ended March 31, 2003. The revenue decrease was primarily the result of the variability in demand for consulting services.

         Outsourcing. Net revenue in this segment increased by $3.5 million, or 45.0%, to $11.4 million for the three months ended March 31, 2004, as compared to $7.9 million for the three months ended March 31, 2003. The revenue increase was primarily the result of the signing of two new full outsourcing contracts subsequent to March 31, 2003.

Net Cost of Services.

         Consulting. Net cost of services in this segment remained consistent at $8.5 million for the three months ended March 31, 2004 and 2003, respectively. Net cost of services as a percentage of net revenue for this segment was 64.1% for the three months ended March 31, 2004, as compared to 60.6% for the three months ended March 31, 2003. The increase was primarily due to a lower revenue base during the first quarter of 2004 as compared to the first quarter of 2003.

         Outsourcing. Net cost of services in this segment increased by $2.4 million, or 32.5%, to $9.8 million for the three months ended March 31, 2004, as compared to $7.4 million for the three months ended March 31, 2003. The increase was primarily due to the costs incurred as the result of the signing of two new outsourcing contracts subsequent to March 31, 2003, partially offset by efficiencies gained on other contracts and at our processing centers. Net cost of services as a percentage of net revenue for this segment decreased to 85.7% for the three months ended March 31, 2004, as compared to 93.7% for the three months ended March 31, 2003. The decrease was primarily due to increased revenue and efficiencies gained on other contracts and at our processing centers.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.9 million, or 13.1%, to $5.9 million for the three months ended March 31, 2004, as compared to $6.8 million for the three months ended March 31, 2003. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures and technology related costs. Selling, general and administrative expenses as a percentage of net revenue decreased to 24.1% for the three months ended March 31, 2004, as compared to 31.1% for the three months ended March 31, 2003. The decrease was primarily attributable to: an increased revenue base, reductions in personnel and related costs and increased operating efficiencies as a result of our disciplined cost controls.

         Other income and expense. Other expense was $256,000 for the three months ended March 31, 2004, as compared to $79,000 for the three months ended March 31, 2003. The change was primarily the result of increased interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures.

LIQUIDITY AND CAPITAL RESOURCES

         In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. During the year ended December 31, 2003, we recorded restructuring recoveries of approximately $193,000, which consisted primarily of a reduction to the 2002 accrual for future lease obligations, partially offset by severance costs related to our organizational restructuring. During the three months ended March 31, 2004, we had cash outflows associated with these restructuring items of approximately $157,000, of which approximately $153,000 related to certain lease obligations, which were accrued for as of December 31, 2003, and approximately $4,000 related to severance costs, which were accrued for as of December 31, 2003. During the three months ended March 31, 2004, we sublet office space that had been previously included in our restructuring estimate. As a result of subletting the space for an amount less than our original estimate, we recorded a net expense of $51,000. The current accrued liability for additional cash outflows, related to certain lease obligations, is approximately $1.4 million and will be payable as follows: $462,000 during the remainder of 2004, $497,000 during 2005, $235,000 during 2006 and $168,000 during 2007.

         During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the three months ended March 31, 2004, we capitalized approximately $0.2 million related to professional fees we incurred. As of March 31, 2004, we have capitalized approximately $6.4 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.7 million as of March 31, 2004. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $2.1 million of software and professional fees throughout the project as those costs are incurred. During the three months ended March 31, 2004, we have also capitalized approximately $0.1 million of interest related to the project.

         As of March 31, 2004, we have a line of credit arrangement with Fifth Third Bank allowing for borrowings of up to $8.0 million, based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at March 31, 2004, we could have borrowed $5.0 million. At March 31, 2004, $2.4 million was outstanding. Borrowings bear interest at the prime rate less 0.25%. The interest rate at March 31, 2004, was 3.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. We were in compliance with all financial covenants as of March 31, 2004. We have letters of credit outstanding of approximately $1.9 million issued by various banks, of which, approximately $0.9 million is secured by bank deposits and $1.0 million is covered by our line of credit.

         In May 2004, we extended our line of credit agreement with Fifth Third Bank through May 2005. The new line of credit allows for borrowings up to $9.0 million, bears interest at 0.50% below the prime rate and provides a more favorable borrowing base calculation. Based on the eligibility provisions of the new agreement and accounts receivable at March 31, 2004, we would be able to borrow $6.4 million under these new provisions. In addition, we also negotiated other lines of credit for equipment and software financing.

         In June and July 2003, we agreed to issue Senior Subordinated Debentures (the "Debentures") and warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from investors pursuant to the Securities Purchase Agreement dated as of June 9, 2003, by and between us and the Purchasers thereto (the "Purchase Agreement"). The unsecured Debentures have an initial maturity date of June 9, 2006, with an option to extend the term for one additional year to June 9, 2007, at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003, until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum from June 9, 2006 through June 9, 2007. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of March 31, 2004, $8.0 million was outstanding on the debt.

         Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. As of the most recent quarter ended March 31, 2004, the limit was approximately $18.0 million. Depending upon the circumstances, these restrictions may make it difficult for us to make acquisitions or grow our business and may restrict our access to needed capital.

         Our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. As of March 31, 2004, we have repurchased approximately 469,000 shares of our common stock for approximately $3.8 million. During the three months ended March 31, 2004, we repurchased approximately 41,000 shares of our common stock for approximately $179,000.

         Our primary capital needs relate to the initial costs associated with new outsourcing contracts, continuing costs associated with projects for ongoing outsourcing contracts, and to fund outsourcing and solution sales initiatives. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, funds received from the private placement of senior subordinated debentures, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the securing of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center hardware and software as we sign additional contracts. Additional infrastructure costs are anticipated to be minimal for the next several years as we have capacity for additional clients in our current processing centers. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with our revenue, can also affect our need for capital resources. For all of these reasons and those identified in the other risk factors discussed herein, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

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

         At March 31, 2004, we had cash and cash equivalents of $12.2 million and working capital of $9.8 million, as compared with cash and cash equivalents of $12.7 million and working capital of $11.1 million at December 31, 2003.

         Our net cash provided by operations increased to $2.3 million for the three months ended March 31, 2004, compared with $63,000 of cash used in operations for the three months ended March 31, 2003. The increase in net cash provided by operations was due to our improved operating results, the increase in depreciation and amortization, and changes in our operating assets and liabilities during the three months ended March 31, 2004, as compared to three months ended March 31, 2003.

         Net cash of $2.6 million used in investing activities during the three months ended March 31, 2004, consists of additions to property, equipment and software, which primarily relate to our full service outsourcing contracts.

         Net cash of $164,000 used in financing activities during the three months ended March 31, 2004, was primarily the result of payments on our long-term obligations; partially offset by proceeds from our line of credit and stock option exercises by our employees.

         We do not believe that inflation has had a material effect on the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to interest rate change market risk in connection with our credit facility with our bank. The interest rate on this facility is tied to the bank's prime rate, and changes in the variable rate will have an impact on our interest expense. In the future, we will be exposed to foreign currency exchange rate risk in connection with some of our engagements. We will seek to minimize this risk through the use of forward contracts and other financial instruments available to us.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the most recent period covered by this report, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. We do not expect that our disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee, that it will succeed in its stated objectives. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them timely to material information required to be included in our Exchange Act filings. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or any other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended March 31, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On April 30, 2004, we furnished a Current Report on Form 8-K, dated April 29, 2004, under Item 7, "Financial Statements and Exhibits" and
         Item 9, "Information Provided Under Item 12 (Results of Operations and Financial Condition)," attaching our April 29, 2004, press release announcing our financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Superior Consultant Holdings Corporation

Date:  May 17, 2004                      /s/  Richard D. Helppie, Jr.
                                        ---------------------------------
                                        Richard D. Helppie, Jr.
                                        Chief Executive Officer
                                        (Principal Executive Officer)

Date:  May 17, 2004                      /s/  Richard R. Sorensen
                                        ---------------------------------
                                        Richard R. Sorensen
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                               10-Q EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------  --------------------------------------------------------------------
EX -  31.1   Certification by our Chief Executive Officer with respect to our
             Form 10-Q for the quarterly period ended March 31, 2004, pursuant to
             Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as
             adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-   31.2   Certification by our Chief Financial Officer with respect to our
             Form 10-Q for the quarterly period ended March 31, 2004, pursuant to
             Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as
             adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EX-   32.1   Certifications by our Chief Executive Officer and Chief Financial
             Officer with respect to our Form 10-Q for the quarterly period ended
             March 31, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.