Form 10-Q/A
period 2004-03-31
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2004-06-16
CIK 1020999

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549-1004

FORM 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 0-21485

SUPERIOR CONSULTANT HOLDINGS CORPORATION

(Exact name of Registrant as Specified in Its Charter)

STATE OF DELAWARE (State or other jurisdiction of incorporation or organization)	38-3306717 (I.R.S. Employer Identification No.)

17570 West Twelve Mile Road, Southfield, Michigan (Address of principal executive offices)	48076 (Zip Code)

Registrant’s telephone number, including area code (248) 386-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 14, 2004, 10,381,429 shares of the registrant’s common stock (par value $.01) were outstanding, excluding treasury shares.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 17, 2004, is being filed in order to correct the number of shares of our common stock that were outstanding, excluding treasury shares, as of the filing of the Form 10-Q. The share number reported in our originally filed 10-Q (10,850,679) was expressed as excluding treasury shares, but in fact such number included treasury shares. The correct number of shares of our common stock that were outstanding, excluding treasury shares, as of May 14, 2004, is 10,381,429.

This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits

31.1	Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended March 31, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended March 31, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Superior Consultant Holdings Corporation
Date: June 16, 2004	/s/ Richard D. Helppie, Jr.
Richard D. Helppie, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: June 16, 2004	/s/ Richard R. Sorensen
Richard R. Sorensen
Chief Financial Officer (Principal Financial and Accounting Officer)