Form 10-Q
period 2004-06-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2004-08-16
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
                        For the transition period from          to

                         Commission file number 0-21485

                    SUPERIOR CONSULTANT HOLDINGS CORPORATION
             (Exact name of Registrant as Specified in Its Charter)

         STATE OF DELAWARE                                    38-3306717
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)

5225 Auto Club Drive, Dearborn, Michigan                   48126
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

Yes [ ] No [X]

As of August 13, 2004 10,490,978 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2004
                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of June 30, 2004 and
               December 31, 2003 (unaudited)                                                                 3

               Consolidated Statements of Operations for the three and six months ended June
               30, 2004 and 2003 (unaudited)                                                                 4

               Consolidated Statements of Cash Flows for the six months ended June 30, 2004
               and 2003 (unaudited)                                                                          5

               Notes to Consolidated Financial Statements (unaudited)                                        6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   20

     Item 4.   Controls and Procedures                                                                      20

PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                                                             21

SIGNATURES                                                                                                  22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 2004             2003
                                                                               ---------      ------------
                                       ASSETS

Current assets
      Cash and cash equivalents                                                $  12,498        $  12,688
      Accounts receivable, net                                                    16,338           12,592
      Accrued interest receivable and prepaid expenses                             3,972            3,852
      Refundable income taxes                                                        125              148
                                                                               ---------        ---------

         Total current assets                                                     32,933           29,280

Property and equipment, net                                                       24,932           24,235
Other long-term assets                                                               249              338
                                                                               ---------        ---------

         Total Assets                                                          $  58,114        $  53,853
                                                                               =========        =========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Notes payable to bank                                                    $   4,400        $   1,900
      Current portion of long-term obligations                                     2,569            2,793
      Accounts payable                                                            10,252            8,829
      Accrued liabilities, deferred bonuses and compensation                       3,116            2,758
      Deferred revenue                                                             2,244            1,920
                                                                               ---------        ---------

         Total current liabilities                                                22,581           18,200

Senior subordinated debentures, net                                                7,608            7,552
Long-term obligations                                                              3,408            4,307
Other long-term liabilities                                                          597              878
Commitments and contingencies (Note 11)                                                -                -

Stockholders' equity
      Preferred stock; authorized, 1,000,000 shares of $.01 par value;
      no shares issued as of June 30, 2004 and December 31, 2003                       -                -

      Common stock; authorized, 30,000,000 shares of $.01 par value;
      issued, 10,941,178 shares as of June 30, 2004 and
      10,801,630 shares as of December 31, 2003                                      109              108

      Additional paid-in capital                                                 116,021          115,520

      Stockholders' notes receivable                                                (600)            (749)

      Treasury stock - at cost, 469,250 shares as of June 30, 2004
      and 428,600 shares as of December 31, 2003                                  (3,780)          (3,601)

      Accumulated deficit                                                        (87,830)         (88,362)
                                                                               ---------        ---------

         Total stockholders' equity                                               23,920           22,916
                                                                               ---------        ---------

         Total Liabilities and Stockholders' Equity                            $  58,114        $  53,853
                                                                               =========        =========

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                         ------------------------        ------------------------
                                                           2004            2003            2004            2003
                                                         --------        --------        --------        --------
Revenue

   Revenue before reimbursements (net revenue)           $ 26,857        $ 22,886        $ 51,479        $ 44,777
   Out-of-pocket reimbursements                             2,012           2,024           3,579           3,875
                                                         --------        --------        --------        --------

      Total revenue                                        28,869          24,910          55,058          48,652

Operating costs and expenses
   Cost of services before reimbursements
      (net cost of services)                               19,700          16,566          37,957          32,450
   Out-of-pocket reimbursements                             2,012           2,024           3,579           3,875
                                                         --------        --------        --------        --------

      Total cost of services                               21,712          18,590          41,536          36,325

   Selling, general and administrative expenses             6,044           6,555          11,967          13,370
   Loss on sale of building                                   562               -             562               -
                                                         --------        --------        --------        --------

         Total operating costs and expenses                28,318          25,145          54,065          49,695
                                                         --------        --------        --------        --------
         Earnings (loss) from operations                      551            (235)            993          (1,043)

Other expense, net                                           (205)           (150)           (461)           (229)
                                                         --------        --------        --------        --------

         Earnings (loss) before income tax benefit            346            (385)            532          (1,272)

Income tax benefit                                              -               -               -               -
                                                         --------        --------        --------        --------

         Net earnings (loss)                             $    346        $   (385)       $    532        $ (1,272)
                                                         ========        ========        ========        ========

Net earnings (loss) per share

   Basic                                                 $   0.03        $  (0.04)       $   0.05        $  (0.12)
                                                         ========        ========        ========        ========

   Diluted                                               $   0.03        $  (0.04)       $   0.05        $  (0.12)
                                                         ========        ========        ========        ========
Weighted average number of common shares outstanding

   Basic                                                   10,415          10,765          10,387          10,765
                                                         ========        ========        ========        ========

   Diluted                                                 11,849          10,765          11,754          10,765
                                                         ========        ========        ========        ========


                 See notes to consolidated financial statements.

            SUPERIOR COSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            -------------------------
                                                                                               2004            2003
                                                                                             --------        --------
Cash flows from operating activities:
    Net earnings (loss)                                                                      $    532        $ (1,272)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
       Depreciation and amortization of property and equipment                                  2,710           2,339
       Bad debt (recovery) expense                                                               (150)             19
       Warrants issued to non-employees                                                             -              20
       Loss on sale of building                                                                   562               -
       Non-cash interest expense                                                                  108               -
       Changes in operating assets and liabilities that provided
         (used) cash:
          Accounts receivable                                                                  (3,596)           (668)
          Accrued interest receivable and prepaid expenses                                       (113)           (339)
          Refundable income taxes                                                                  23              86
          Other long-term assets                                                                    -            (293)
          Accounts payable                                                                      1,847             586
          Accrued liabilities, deferred bonuses and compensation                                  358             328
          Deferred revenue                                                                        324             140
          Other long-term liabilities                                                            (281)           (399)
                                                                                             --------        --------

               Net cash provided by operating activities                                        2,324             547

Cash flows from investing activities:

    Purchase of property and equipment                                                         (5,632)         (3,323)
    Proceeds from sale of real estate                                                           1,681             991
                                                                                             --------        --------

               Net cash used in investing activities                                           (3,951)         (2,332)

Cash flows from financing activities:

    Proceeds from (repayment of) line of credit                                                 2,500            (525)
    Exercise of stock options                                                                     501               -
    Proceeds from senior subordinated debentures                                                    -           7,500
    Payments on long-term obligations                                                          (1,564)           (910)
                                                                                             --------        --------

               Net cash provided by financing activities                                        1,437           6,065
                                                                                             --------        --------

Net increase (decrease) in cash and cash equivalents                                             (190)          4,280

Cash and cash equivalents, beginning of period                                                 12,688          14,575
                                                                                             --------        --------

Cash and cash equivalents, end of period
                                                                                             $ 12,498        $ 18,855
                                                                                             ========        ========

Supplemental disclosure of cash flow information - cash paid for interest                    $    665        $    394

Non-Cash Transactions:
    Purchase of property and equipment financed by long-term obligations                     $    442        $  6,193
    Purchase of property and equipment included in accounts payable                               424               -
    Purchase of a support and maintenance agreement financed by a long-term obligation              -             139
    Purchase of treasury stock by surrender of full recourse note
      receivable and accrued interest                                                             179               -

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2004

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                            ---------------------------        --------------------------
                                               2004             2003             2004             2003
                                            ----------        ---------        ---------        ---------
Net earnings (loss), as reported            $      346        $    (385)       $     532        $  (1,272)
Deduct: Total stock-based employee
        compensation expense
        determined under the fair value-
        based method for awards
        granted, modified or settled,
        net of related tax effects                (781)          (1,042)          (1,652)          (2,084)
                                            ----------        ---------        ---------        ---------

Pro forma net loss                          $     (435)       $  (1,427)       $  (1,120)       $  (3,356)
                                            ==========        =========        =========        =========

Net earnings (loss) per share
     Basic - as reported                    $     0.03        $   (0.04)       $    0.05        $   (0.12)
                                            ==========        =========        =========        =========
     Basic - pro forma                      $    (0.04)       $   (0.13)       $   (0.11)       $   (0.31)
                                            ==========        =========        =========        =========
     Diluted - as reported                  $     0.03        $   (0.04)       $    0.05        $   (0.12)
                                            ==========        =========        =========        =========
     Diluted - pro forma                    $    (0.04)       $   (0.13)       $   (0.10)       $   (0.31)
                                            ==========        =========        =========        =========

      The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                         ----------------
                                         2004        2003
                                         ----        ----
Risk free interest rate                  2.82%       2.38%
Dividend yield                              0%          0%
Volatility factor                         .60         .91
Expected option term life in years        5.0         5.0

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

      The computation of diluted net earnings per share for the six months ended June 30, 2004 includes approximately 1.4 million of common share equivalents. Options and warrants to purchase approximately 3.3 million and 4.5 million shares of common stock with a weighted average exercise price of $8.69 and $10.42 were outstanding at June 30, 2004 and 2003, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

NOTE 4 - SEGMENT FINANCIAL INFORMATION

      We are organized into the two business segments of outsourcing and consulting. The outsourcing segment includes a full range of flexible business process and information technology solutions, including data center services, 24/7/365 network monitoring and help desk services, facility management, interim management, and application outsourcing services. The consulting segment provides information technology, as well as strategic and operations management consulting and solutions, and application support to a broad cross-section of healthcare industry participants and information systems vendors with particular emphasis on hospitals, health systems, and other providers. We evaluate segment performance and allocate resources based on gross profit. Intrasegment services are provided at cost.

      The following is a summary of certain financial information by segment, for the three and six months ended June 30, 2004 and 2003 (in thousands). Due to the nature of our business, the majority of the reimbursable out-of-pocket expenses are incurred on consulting engagements.

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                       ----------------------        ----------------------
                                                                        2004           2003           2004           2003
                                                                       -------       --------        -------       --------
Revenue
        Consulting
             Revenue before reimbursements (net revenue)               $13,767       $ 13,718        $26,936       $ 27,709
             Out-of-pocket reimbursements                                1,911          1,877          3,370          3,650
                                                                       -------       --------        -------       --------

                 Total consulting revenue                               15,678         15,595         30,306         31,359

        Outsourcing
             Revenue before reimbursements (net revenue)                13,090          9,168         24,543         17,068
             Out-of-pocket reimbursements                                  101            147            209            225
                                                                       -------       --------        -------       --------

                 Total outsourcing revenue                              13,191          9,315         24,752         17,293
                                                                       -------       --------        -------       --------

                      Consolidated revenue                             $28,869       $ 24,910        $55,058       $ 48,652
                                                                       =======       ========        =======       ========

Gross Profit and Statement of Operations Reconciliation
                 Consulting                                            $ 5,644       $  5,024        $10,368       $ 10,534
                 Outsourcing                                             1,513          1,296          3,154          1,793
                                                                       -------       --------        -------       --------

                      Consolidated gross profit                          7,157          6,320         13,522         12,327

Unallocated
                 Selling, general and administrative expenses            6,044          6,555         11,967         13,370
                 Loss on sale of building                                  562              -            562              -
                 Other expense, net                                        205            150            461            229
                                                                       -------       --------        -------       --------

                      Subtotal                                           6,811          6,705         12,990         13,599
                                                                       -------       --------        -------       --------

                      Consolidated earnings (loss) before income
                      tax benefit                                      $   346       $   (385)       $   532       $ (1,272)
                                                                       =======       ========        =======       ========

      Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, human resources, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

      Income tax benefits have not been recorded on the losses we have experienced in recent years, primarily due to the provision of a valuation allowance for all net deferred tax assets as a result of the uncertainty regarding their realization. Income tax expense is not recorded for the three and six months ended June 30, 2004, because our valuation allowance has been decreased for the corresponding amount of tax expense that would otherwise have been recognized. As of June 30, 2004, we have net operating and capital loss carryforwards for federal income tax purposes of approximately $54.8 million, the last of which will expire in 2023 if not utilized.

NOTE 6 - LINE OF CREDIT

      In May 2004, we extended our line of credit agreement with Fifth Third Bank through May 2005. The new line of credit allows for borrowings up to $9.0 million, bears interest at 0.50% below the prime rate and is based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at June 30, 2004, we could have borrowed the full amount of $9.0 million. At June 30, 2004, $4.4 million was outstanding. The prime interest rate at June 30, 2004, was 4.25%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of June 30, 2004. We have letters of credit outstanding of approximately $1.9 million issued by various banks. The entire $1.9 million is covered by our line of credit. In addition, during the second quarter of 2004, we also negotiated other lines of credit for equipment and software financing.

NOTE 7 - SENIOR SUBORDINATED DEBENTURES

      In June and July 2003, we entered into an Agreement (the "Purchase Agreement") whereby we agreed to issue Senior Subordinated Debentures (the "Debentures") and Warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from two investors. The unsecured Debentures mature three years from the date of their issuance (the "Issuance Date"), with an option to extend the term for one additional year at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum during the extension period. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of June 30, 2004 and December 31, 2003, $8.0 million was outstanding on the debt.

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

      In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" we allocated the proceeds received to the debt instruments and detachable warrants on a relative fair value basis. An external valuation firm completed an independent valuation of the Warrants, which resulted in $526,000 of proceeds allocated to the Warrants and "additional paid-in capital", with the remaining $7,474,000 initially allocated to debt. The $526,000 allocated to the value of the Warrants is treated as a debt discount and is being amortized to interest expense over the initial term of the debt. As of June 30, 2004 and December 31, 2003, the unamortized discount is approximately $392,000 and $448,000, respectively.

      We incurred investment banking and legal costs associated with these transactions totaling approximately $520,000. The costs are being amortized to interest expense over the initial term of the debt.

      Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. As of the most recent quarter ended June 30, 2004, the limit was approximately $19.0 million.

NOTE 8 - LONG-TERM OBLIGATIONS

      During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the six months ended June 30, 2004, we capitalized approximately $0.4 million related to professional fees we incurred. As of June 30, 2004, we have capitalized approximately $6.6 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.5 million as of June 30, 2004. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $1.9 million of software and professional fees throughout the project as those costs are incurred. During the six months ended June 30, 2004, we have also capitalized approximately $0.2 million of interest related to the project.

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

      A summary of the activity of the restructuring-related liabilities, included in accounts payable and other long-term liabilities is as follows (in thousands):

                             LIABILITIES AS OF      2004             2004       2004 CHANGE   LIABILITIES AS OF
                              JANUARY 1, 2004     ADDITIONS        PAYMENTS     IN ESTIMATE     JUNE 30, 2004
                             -----------------    ---------        --------     -----------   -----------------
Severance                         $    4          $       -          $  (4)         $  -            $    -
Future lease obligations           1,464                  -           (307)           51             1,208
                                  ------          ---------          -----          ----            ------

              Total               $1,468          $       -          $(311)         $ 51            $1,208
                                  ======          =========          =====          ====            ======

      The obligation is payable as follows: $308,000 throughout the remainder of 2004, $497,000 during 2005, $235,000 during 2006 and $168,000 during 2007.

NOTE 10 - LOSS ON SALE OF BUILDING

      During the second quarter of 2004, we completed the sale of an office building. The net sale price was approximately $1.7 million, and we recorded a non-cash charge of $562,000 to reflect the difference between the net sale price and the net book value of the building.

NOTE 11 - CONTINGENCIES

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

NOTE 12 - RELATED PARTY TRANSACTION

      During the quarter ended March 31, 2004, we acquired approximately 41,000 shares of common stock for treasury from an officer at a cost of approximately $179,000.

NOTE 13 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation applied to the quarter ending March 31, 2004 to VIEs in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no impact on our consolidated financial statements.

      In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN46R"), a revision to FIN 46. FIN46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN46R or elect early adoption of FIN46R. The adoption of FIN46R had no impact on our financial statements.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical in nature, are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended by Public Law 104-67. Forward-looking statements may be identified by words including, but not limited to: "anticipate," "believe," "intends," "estimates," "promises," "expect," "should," "conditioned upon" and similar expressions. This release contains forward-looking statements relating to future financial results or business expectations. Business plans may change as circumstances warrant. Actual results may differ materially as a result of factors and events which the company is unable to accurately predict or over which the company has no control. Such factors include, but are not limited to: the award or loss of significant client assignments, timing of contracts, recruiting and new business solicitation efforts, the healthcare market's acceptance of and demand for the company's offerings, demands upon and consumption of the company's cash and cash equivalent resources or changes in the company's access to working capital, regulatory changes and other factors affecting the financial constraints on the company's clients, competitive pressures (both domestic and foreign), including competition for business and for personnel, the ability to successfully manage currency risk, obtain foreign work permits and otherwise successfully execute and manage international contracts, economic factors specific to healthcare, general economic conditions, unforeseen disruptions in transportation, communications or other infrastructure components, acquisitions under consideration and the ability to integrate acquisitions on a timely basis. Additional information regarding these risk factors and others, and additional information concerning the company are included in the company's reports on file with the Securities and Exchange Commission.

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

      We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Fixed-fee projects, pre-packaged solution sales and outsourcing contracts are billed by deliverable or on a periodic basis, typically monthly. We generally recognize revenue on fixed-fee projects and pre-packaged solution sales based on progress toward project milestones. Revenue on outsourcing contracts is generally recognized ratably over annual periods within our multi-year contracts. In addition, our outsourcing contracts generally have incentives based on client performance metrics. Such incentive revenue is recognized once we are reasonably certain that it has been earned and will be paid. As of June 30, 2004, we have eight significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet.

      There can be no assurance that we will be able to achieve profit margins on existing and new contracts that are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than profit margins on traditional consulting engagements. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts, as well as large consulting engagements, requires significant initial investment by us in the hiring of personnel and, in the case of outsourcing contracts, the acquisition of software applications and equipment to perform the contract. Such expenses are expected to be recovered over the life of the agreement. Some of our agreements call for penalties, risk-sharing, or allow for early termination in the event we or they fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

      With the addition of new outsourcing contracts, we may require additional capital for the acquisition of hardware and software with which to perform the contracts. If our capital resources or access to capital is restricted, we may be unable to pursue or complete new outsourcing contracts, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

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

      In addition, our establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Further, our consulting segment has historically experienced seasonality especially with respect to revenue in the second half of our calendar year. This has and can result in variability in this segment's quarterly revenue. Variations in services and market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of our net cost of services as a percentage of net revenue. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue service offerings that have not been successful in the market. Exiting a service offering can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. In addition, as we have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that we close office space, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under our prime lease(s). In addition, there can be no assurance that existing sublessees under our leases will not default in their rent or other obligations. Default by our sublessees, or an inability by us to sublease excess office space could have an adverse effect on our financial condition. Further, if we close office space and consolidate or relocate our operations we could experience some business disruption.

      During 2004, we have signed contracts to perform consulting services in Europe. There is no assurance that we will be successful in our efforts to win additional work overseas. In addition, there is no assurance that we will be successful in our efforts to manage the risk of currency fluctuations, or to obtain foreign work permits to allow our employees to perform the services. If we are not successful in our efforts to manage these and other risks associated with international business, it could have an adverse effect on our financial condition, results of operations, and the price of our common stock.

      In recent years the healthcare industry has experienced a slow-down in consulting expenditures as fiscal constraints imposed by federal, state and commercial/private payers, have dampened overall industry demand for new IT service consulting projects. Some of these forces and others have continued to hamper demand for certain types of our services. Furthermore, changes in federal, state and commercial/private payer reimbursement may continue to adversely affect the financial stability and viability of our clients and may impact their ability to contract for and pay for professional services such as those offered by us. We record a provision for estimated uncollectible amounts based on a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. On occasion, we may collect a receivable that was previously written off. In that instance, we make an adjustment to our allowance for uncollectible amounts through bad debt recovery.

      During 2001, the events of September 11 and resulting disruptions in air travel adversely affected our business. In addition, the aftermath of September 11, including increased federal spending on defense, homeland security and the Iraq War, as well as federal and/or state tax cuts, could adversely affect the federal and state governments' spending on Medicare, Medicaid and other healthcare initiatives. In addition, state budget deficits could adversely affect our clients' revenues and cause them to defer or cancel projects that would create demand for our services. In addition, our consultants often perform services at the client's site, away from their own city or state of residence. We are, therefore, highly dependent upon effective air travel and other means of transportation for the performance of a majority of our client engagements. If, as a result of terrorist attacks, conflicts in the Middle East and other unsettling world events, air travel and other means of transportation become increasingly costly, time consuming, limited or unreliable, or should our employees become reluctant to travel, it could harm our ability to timely and cost effectively perform our client engagements, which could have a material adverse effect on our financial condition and results of operations.

      Selling, general and administrative expenses include the costs of recruiting, training and re-training, continuing education, technology, sales and marketing, facilities, administration, corporate insurance expense, outside professional fees and depreciation.

      In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and six months ended June 30, 2004, to the three and six months ended June 30, 2003. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

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

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

Net Revenue.

      Consulting. Net revenue in this segment remained consistent at $13.8 million for the three months ended June 30, 2004 and 2003, respectively.

      Outsourcing. Net revenue in this segment increased by $3.9 million, or 42.8%, to $13.1 million for the three months ended June 30, 2004, as compared to $9.2 million for the three months ended June 30, 2003. The revenue increase was primarily the result of the signing of three new full outsourcing contracts subsequent to March 31, 2003.

Net Cost of Services.

      Consulting. Net cost of services in this segment decreased by $0.6, or 6.6% to $8.1 million for the three months ended June 30, 2004, as compared to $8.7 million for the three months ended June 30, 2003. The decrease was due primarily to reductions in personnel and related costs in this segment. Net cost of services as a percentage of net revenue for this segment was 59.0% for the three months ended June 30, 2004, as compared to 63.4% for the three months ended June 30, 2003. The decrease was primarily due to reductions in personnel and related costs in this segment.

      Outsourcing. Net cost of services in this segment increased by $3.7 million, or 47.1%, to $11.6 million for the three months ended June 30, 2004, as compared to $7.9 million for the three months ended June 30, 2003. The increase was primarily due to the costs incurred as the result of the signing of three new outsourcing contracts subsequent to March 31, 2003. Net cost of services as a percentage of net revenue for this segment increased to 88.4% for the three months ended June 30, 2004, as compared to 85.9% for the three months ended June 30, 2003. The increase was primarily due to the costs incurred as the result of the signing of three new outsourcing contracts subsequent to March 31, 2003.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.5 million, or 7.8%, to $6.0 million for the three months ended June 30, 2004, as compared to $6.5 million for the three months ended June 30, 2003. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures, technology related costs and bad debt expense. Selling, general and administrative expenses as a percentage of net revenue decreased to 22.5% for the three months ended June 30, 2004, as compared to 28.6% for the three months ended June 30, 2003. The decrease was primarily attributable to: an increased revenue base, reductions in personnel and related costs, bad debt expense, and increased operating efficiencies as a result of our disciplined cost controls.

      Loss on sale of building. During the second quarter of 2004, we completed the sale of an office building. The net sale price was approximately $1.7 million, and we recorded a non-cash charge of $562,000 to reflect the difference between the net sale price and the net book value of the building.

      Other income and expense. Other expense was $205,000 for the three months ended June 30, 2004, as compared to $150,000 for the three months ended June 30, 2003. The change was primarily the result of increased interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

Net Revenue.

      Consulting. Net revenue in this segment decreased by $0.8 million or 2.8%, to $26.9 million for the six months ended June 30, 2004, as compared to $27.7 million for the six months ended June 30, 2003. The revenue decrease was primarily the result of a decline in demand for consulting services.

      Outsourcing. Net revenue in this segment increased by $7.5 million, or 43.8%, to $24.5 million for the six months ended June 30, 2004, as compared to $17.0 million for the six months ended June 30, 2003. The revenue increase was primarily the result of the signing of three new full outsourcing contracts subsequent to March 31, 2003.

Net Cost of Services.

      Consulting. Net cost of services in this segment decreased by $0.6 million, or 3.5% to $16.6 million for the six months ended June 30, 2004, as compared to $17.2 million for the six months ended June 30, 2003. The decrease was due primarily to reductions in personnel and related costs in this segment. Net cost of services as a percentage of net revenue for this segment remained consistent at 61.5% for the six months ended June 30, 2004, as compared to 62.0% for the six months ended June 30, 2003.

      Outsourcing. Net cost of services in this segment increased by $6.1 million, or 40.0%, to $21.4 million for the six months ended June 30, 2004, as compared to $15.3 million for the six months ended June 30, 2003. The increase was primarily due to the costs incurred as the result of the signing of three new outsourcing contracts subsequent to March 31, 2003, partially offset by efficiencies gained on other contracts and at our processing centers. Net cost of services as a percentage of net revenue for this segment decreased to 87.1% for the six months ended June 30, 2004, as compared to 89.5% for the six months ended June 30, 2003. The decrease was primarily due to increased revenue and efficiencies gained on other contracts and at our processing centers.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.4 million, or 10.5%, to $12.0 million for the six months ended June 30, 2004, as compared to $13.4 million for the six months ended June 30, 2003. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures, technology related costs and bad debt expense. Selling, general and administrative expenses as a percentage of net revenue decreased to 23.2% for the six months ended June 30, 2004, as compared to 29.9% for the six months ended June 30, 2003. The decrease was primarily attributable to: an increased revenue base, reductions in personnel and related costs, bad debt expense, and increased operating efficiencies as a result of our disciplined cost controls.

      Loss on sale of building. During the second quarter of 2004, we completed the sale of an office building. The net sale price was approximately $1.7 million, and we recorded a non-cash charge of $562,000 to reflect the difference between the net sale price and the net book value of the building.

      Other income and expense. Other expense was $461,000 for the six months ended June 30, 2004, as compared to $229,000 for the six months ended June 30, 2003. The change was primarily the result of increased interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures which were issued in June and July 2003.

LIQUIDITY AND CAPITAL RESOURCES

In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. During the year ended December 31, 2003, we recorded restructuring recoveries of approximately $193,000, which consisted primarily of a reduction to the 2002 accrual for future lease obligations, partially offset by severance costs related to our organizational restructuring. During the six months ended June 30, 2004, we had cash outflows associated with these restructuring items of approximately $311,000, of which approximately $307,000 related to certain lease obligations, which were accrued for as of December 31, 2003, and approximately $4,000 related to severance costs, which were accrued for as of December 31, 2003. During the three months ended March 31, 2004, we sublet office space that had been previously included in our restructuring estimate. As a result of subletting the space for an amount less than our original estimate, we recorded a net expense of $51,000. The current accrued liability for additional cash outflows, related to certain lease obligations, is approximately $1.2 million and is anticipated to be payable as follows: $308,000 during the remainder of 2004, $497,000 during 2005, $235,000 during 2006 and $168,000 during 2007.

      During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the six months ended June 30, 2004, we capitalized approximately $0.4 million related to professional fees we incurred. As of June 30, 2004, we have capitalized approximately $6.6 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.5 million as of June 30, 2004. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $1.9 million of software and professional fees throughout the project as those costs are incurred. During the six months ended June 30, 2004, we have also capitalized approximately $0.2 million of interest related to the project.

      In May 2004, we extended our line of credit agreement with Fifth Third Bank through May 2005. The new line of credit allows for borrowings up to $9.0 million, bears interest at 0.50% below the prime rate and is based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at June 30, 2004, we could have borrowed the entire amount of $9.0 million. At June 30, 2004, $4.4 million was outstanding. The prime interest rate at June 30, 2004, was 4.25%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of June 30, 2004. We have letters of credit outstanding of approximately $1.9 million issued by various banks. The entire amount of the letters is covered by our line of credit. In addition, during the second quarter of 2004, we also negotiated other lines of credit for equipment and software financing.

      In June and July 2003, we agreed to issue Senior Subordinated Debentures (the "Debentures") and warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from investors pursuant to the Securities Purchase Agreement dated as of June 9, 2003, by and between us and the Purchasers thereto (the "Purchase Agreement"). The unsecured Debentures have an initial maturity date of June 9, 2006, with an option to extend the term for one additional year to June 9, 2007, at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003, until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum from June 9, 2006 through June 9, 2007. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of June 30, 2004, $8.0 million was outstanding on the debt.

      Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. As of the most recent quarter ended June 30, 2004, the limit was approximately $19.0 million. Depending upon the circumstances, these restrictions may make it difficult for us to make acquisitions or grow our business and may restrict our access to needed capital.

      Our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. As of June 30, 2004, we have repurchased approximately 469,000 shares of our common stock for approximately $3.8 million. During the three months ended March 31, 2004, we repurchased approximately 41,000 shares of our common stock from an officer for approximately $179,000.

      Our primary capital needs relate to the initial costs associated with new outsourcing contracts, continuing costs associated with projects for ongoing outsourcing contracts, and to fund outsourcing and solution sales initiatives. We believe after giving effect to the restructuring plan, and assuming appropriate cost control initiatives and revenue consistent with recent levels, that our current cash and cash equivalents, cash generated from operations, funds received from the prior private placement of senior subordinated debentures, plus available credit under our current and/or anticipated credit agreements with our lenders, will be sufficient to finance our working capital and capital expenditure requirements for at least the next twelve months. The nature, amount and timing of our long-term capital needs can be affected by a number of factors. For example, our strategic plan includes a heightened focus on the development of our outsourcing business and the securing of large contracts. Implementation of a new outsourcing contract has and can involve the need for capital investment by us, including the hiring of new personnel and the acquisition of a client's IT assets, including hardware and software. An additional element of our outsourcing business strategy includes offering data center consolidation to our clients, which has and will continue to require investment by us in data or processing center hardware and software as we sign additional contracts. Additional infrastructure costs are anticipated to be minimal for the next several years as we have capacity for additional clients in our current processing centers. The timing, number and scale of potential future outsourcing contracts can impact our need for capital resources. In addition, our future long-term capital needs will be affected by the nature and timing of our market and service offerings, in addition to outsourcing, and the degree and timing of success enjoyed by such offerings in the market. A failure of our offerings to meet success in the market, and our inability to adjust our operating expenses to an appropriate level commensurate with our revenue, can also affect our need for capital resources. For all of these reasons and those identified in the other risk factors discussed herein, our ability to project long-term revenue levels and capital needs is subject to substantial uncertainty.

      If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if we do not obtain other expected credit agreements, or if an event of default occurs under our current and/or anticipated credit agreements with our lenders and we are required to repay all outstanding indebtedness under the credit agreements, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We could also, in such event, face the need to delay or reduce the development of services or the pursuit of contracts that would require significant investment to complete. We could also face the need to reduce staffing levels and related expenses or potentially to liquidate or mortgage certain assets.

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

      At June 30, 2004, we had cash and cash equivalents of $12.5 million and working capital of $10.4 million, as compared with cash and cash equivalents of $12.7 million and working capital of $11.1 million at December 31, 2003.

     Our net cash provided by operations increased to $2.3 million for the six months ended June 30, 2004, compared with $0.5 million for the six months ended June 30, 2003. The increase in net cash provided by operations was due to our improved operating results partially offset by changes in our operating assets and liabilities, during the six months ended June 30, 2004, as compared to six months ended June 30, 2003.

      Net cash of $4.0 million used in investing activities during the six months ended June 30, 2004, consists of additions to property, equipment and software, which primarily relate to our full service outsourcing contracts; partially offset by proceeds of $1.7 million from the sale of a building.

     Net cash of $1.4 million was provided by financing activities during the six months ended June 30, 2004, was primarily the result of proceeds from our line of credit and stock option exercises and were offset by payments on our long-term obligations.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended June 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On July 30, 2004, we furnished a Current Report on Form 8-K, dated July 29, 2004, under Item 7, "Financial Statements and Exhibits" and Item 9, "Information Provided Under Item 12 (Results of Operations and Financial Condition)," attaching our July 29, 2004, press release announcing our financial results for the fiscal quarter ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Superior Consultant Holdings Corporation

Date: August 16, 2004               /s/ Richard D. Helppie, Jr.
                                    --------------------------------------------
                                    Richard D. Helppie, Jr.
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: August 16, 2004               /s/ Richard R. Sorensen
                                    --------------------------------------------
                                    Richard R. Sorensen
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.        DESCRIPTION
EX-31.1            Certification of Chief Executive Officer pursuant to Section 302

EX-31.2            Certification of Chief Financial Officer pursuant to Section 302

EX-32.1            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
