Form 10-Q
period 2004-09-30
SUPERIOR CONSULTANT HOLDINGS CORP
filed 2004-11-15
CIK 1020999

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934
               For the quarterly period ended September 30, 2004

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

As of November 12, 2004 10,532,705 shares of the registrant's common stock (par value $.01) were outstanding, excluding treasury shares.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2004
                                      INDEX

                                                                                                     PAGE NO.
                                                                                                     --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets as of September 30, 2004 and
               December 31, 2003 (unaudited)                                                                3

               Consolidated Statements of Operations for the three and nine months ended
               September 30, 2004 and 2003 (unaudited)                                                      4

               Consolidated Statements of Cash Flows for the nine months ended September 30,
               2004 and 2003 (unaudited)                                                                    5

               Notes to Consolidated Financial Statements (unaudited)                                       6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                  12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  20

     Item 4.   Controls and Procedures                                                                     20

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders                                         21

     Item 6.   Exhibits and Reports on Form 8-K                                                            21

SIGNATURES                                                                                                 22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   2004             2003
                                                                               -------------    -------------
                                     ASSETS
Current assets
      Cash and cash equivalents                                                $      12,093    $      12,688
      Accounts receivable, net                                                        15,688           12,592
      Accrued interest receivable and prepaid expenses                                 3,899            3,852
      Refundable income taxes                                                            117              148
                                                                               -------------    -------------
         Total current assets                                                         31,797           29,280

Property and equipment, net                                                           26,407           24,235
Other long-term assets                                                                   199              338
                                                                               -------------    -------------
         Total Assets                                                          $      58,403    $      53,853
                                                                               =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Notes payable to bank                                                    $       4,400    $       1,900
      Current portion of long-term obligations                                         2,625            2,793
      Accounts payable                                                                 9,222            8,829
      Accrued liabilities, deferred bonuses and compensation                           4,632            2,758
      Deferred revenue                                                                 1,745            1,920
                                                                               -------------    -------------

         Total current liabilities                                                    22,624           18,200

Senior subordinated debentures, net                                                    7,640            7,552
Long-term obligations                                                                  2,910            4,307
Other long-term liabilities                                                              473              878
Commitments and contingencies (Note 11)                                                    -                -

Stockholders' equity
      Preferred stock; authorized, 1,000,000 shares of $.01 par value;
      no shares issued as of September 30, 2004 and December 31, 2003                      -                -

      Common stock; authorized, 30,000,000 shares of $.01 par value;
      issued, 10,989,330 shares as of September 30, 2004 and
      10,801,630 shares as of December 31, 2003                                          110              108

      Additional paid-in capital                                                     116,168          115,520

      Stockholders' notes receivable                                                    (600)            (749)

      Treasury stock - at cost, 469,250 shares as of September 30, 2004
      and 428,600 shares as of December 31, 2003                                      (3,780)          (3,601)

      Accumulated deficit                                                            (87,142)         (88,362)
                                                                               -------------    -------------

         Total stockholders' equity                                                   24,756           22,916
                                                                               -------------    -------------

         Total Liabilities and Stockholders' Equity                            $      58,403    $      53,853
                                                                               =============    =============

                See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                           --------------------    --------------------
                                                             2004        2003        2004        2003
                                                           --------    --------    --------    --------
Revenue
     Revenue before reimbursements (net revenue)           $ 27,707    $ 22,589    $ 79,186    $ 67,366
     Out-of-pocket reimbursements                             1,930       1,872       5,509       5,747
                                                           --------    --------    --------    --------

          Total revenue                                      29,637      24,461      84,695      73,113

Operating costs and expenses
     Cost of services before reimbursements
          (net cost of services)                             20,731      16,342      58,688      48,792
     Out-of-pocket reimbursements                             1,930       1,872       5,509       5,747
                                                           --------    --------    --------    --------

          Total cost of services                             22,661      18,214      64,197      54,539

     Selling, general and administrative expenses             6,037       6,493      18,004      19,863
     Loss on sale of building                                     -           -         562           -
                                                           --------    --------    --------    --------
               Total operating costs and expenses            28,698      24,707      82,763      74,402
                                                           --------    --------    --------    --------
               Earnings (loss) from operations                  939        (246)      1,932      (1,289)

Other expense, net                                             (251)       (344)       (712)       (573)
                                                           --------    --------    --------    --------

               Earnings (loss) before income tax benefit        688        (590)      1,220      (1,862)

Income tax benefit                                                -           -           -           -
                                                           --------    --------    --------    --------

               Net earnings (loss)                         $    688    $   (590)   $  1,220    $ (1,862)
                                                           ========    ========    ========    ========
Net earnings (loss) per share

     Basic                                                 $   0.07    $  (0.06)   $   0.12    $  (0.17)
                                                           ========    ========    ========    ========

     Diluted                                               $   0.06    $  (0.06)   $   0.10    $  (0.17)
                                                           ========    ========    ========    ========
Weighted average number of common shares outstanding

     Basic                                                   10,495      10,478      10,423      10,668
                                                           ========    ========    ========    ========

     Diluted                                                 11,926      10,478      11,812      10,668
                                                           ========    ========    ========    ========

                See notes to consolidated financial statements.

            SUPERIOR COSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          ---------------------------------
                                                                                               2004               2003
                                                                                          ---------------    ---------------
Cash flows from operating activities:
     Net earnings (loss)                                                                  $         1,220    $        (1,862)
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
           Depreciation and amortization of property and equipment                                  4,079              3,722
           Bad debt (recovery) expense                                                               (350)                19
           Loss on sale of building                                                                   562                  -
           Non-cash interest expense                                                                  171                100
           Changes in operating assets and liabilities that provided
             (used) cash:
                 Accounts receivable                                                               (2,746)              (711)
                 Accrued interest receivable and prepaid expenses                                     (19)                11
                 Refundable income taxes                                                               31                109
                 Other long-term assets                                                                 -                (47)
                 Accounts payable                                                                     817               (450)
                 Accrued liabilities, deferred bonuses and compensation                             1,874                985
                 Deferred revenue                                                                    (175)               138
                 Other long-term liabilities                                                         (405)              (599)
                                                                                          ---------------    ---------------

                      Net cash provided by operating activities                                     5,059              1,415

Cash flows from investing activities:
     Purchase of property and equipment                                                            (8,301)            (5,165)
     Proceeds from sale of real estate                                                              1,681                991
                                                                                          ---------------    ---------------

                      Net cash used in investing activities                                        (6,620)            (4,174)

Cash flows from financing activities:
     Proceeds from (repayment of) line of credit                                                    2,500             (1,025)
     Exercise of stock options                                                                        648                 78
     Proceeds from senior subordinated debentures                                                       -              8,000
     Costs associated with senior subordinated debentures                                               -               (450)
     Stock repurchased                                                                                  -               (275)
     Repurchase and retirement of common stock                                                          -             (1,280)
     Costs associated with "Dutch Auction" Tender Offer                                                 -                (25)
     Payments on long-term obligations                                                             (2,182)            (1,784)
     Principal payment on stockholder's notes receivable                                                -                156
                                                                                          ---------------    ---------------

                      Net cash provided by financing activities                                       966              3,395
                                                                                          ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                                                 (595)               636

Cash and cash equivalents, beginning of period                                                     12,688             14,575
                                                                                          ---------------    ---------------
Cash and cash equivalents, end of period
                                                                                          $        12,093    $        15,211
                                                                                          ===============    ===============

Supplemental disclosure of cash flow information - cash paid for interest                 $           982    $           642

Non-Cash Transactions:
     Purchase of property and equipment financed by long-term obligations                 $           617    $         6,763
     Purchase of property and equipment included in accounts payable                                  424                  -
     Purchase of a support and maintenance agreement financed by a long-term obligation                 -                139
     Purchase of treasury stock by surrender of full recourse note
        receivable and accrued interest                                                               179                  -

                 See notes to consolidated financial statements.

            SUPERIOR CONSULTANT HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals and estimated provisions for bonus and profit-sharing arrangements) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,              SEPTEMBER 30,
                                                     ---------------------      ---------------------
                                                        2004        2003           2004        2003
                                                     ---------   ---------      ---------   ---------
Net earnings (loss), as reported                     $     688   $    (590)     $   1,220   $  (1,862)
Deduct:  Total stock-based employee
              compensation expense
              determined under the fair value-
              based method for awards
              granted, modified or settled,
              net of related tax effects                  (837)     (1,042)        (2,489)     (3,126)
                                                     ---------   ---------      ---------   ---------
Pro forma net loss                                   $    (149)  $  (1,632)     $  (1,269)  $  (4,988)
                                                     =========   =========      =========   =========

Net earnings (loss) per share
        Basic - as reported                          $    0.07   $   (0.06)     $    0.12   $   (0.17)
                                                     =========   =========      =========   =========
        Basic - pro forma                            $   (0.01)  $   (0.16)     $   (0.12)  $   (0.47)
                                                     =========   =========      =========   =========
        Diluted - as reported                        $    0.06   $   (0.06)     $    0.10   $   (0.17)
                                                     =========   =========      =========   =========
        Diluted - pro forma                          $   (0.01)  $   (0.16)     $   (0.12)  $   (0.47)
                                                     =========   =========      =========   =========

      The fair value of these stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                           -------------------
                                            2004        2003
                                           ------      -------
Risk free interest rate                      2.82%        3.28%
Dividend yield                                  0%           0%
Volatility factor                             .60          .85
Expected option term life in years            5.0          5.0

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

      The computation of diluted net earnings per share for the nine months ended September 30, 2004 includes approximately 1.4 million of common share equivalents. Options and warrants to purchase approximately 3.4 million and 4.6 million shares of common stock with a weighted average exercise price of $8.59 and $10.31 were outstanding at September 30, 2004 and 2003, respectively, but were excluded from the computation of diluted net earnings (loss) per share because to do so would have been antidilutive for the periods presented.

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

      The following is a summary of certain financial information by segment, for the three and nine months ended September 30, 2004 and 2003 (in thousands). Due to the nature of our business, the majority of the reimbursable out-of-pocket expenses are incurred on consulting engagements.

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                               ---------------------    ---------------------
                                                                  2004        2003         2004        2003
                                                               ---------   ---------    ---------   ---------
Revenue
   Consulting
           Revenue before reimbursements (net revenue)         $  13,149   $  13,244    $  40,085   $  40,953
           Out-of-pocket reimbursements                            1,875       1,698        5,245       5,348
                                                               ---------   ---------    ---------   ---------
                  Total consulting revenue                        15,024      14,942       45,330      46,301

   Outsourcing
           Revenue before reimbursements (net revenue)            14,558       9,345       39,101      26,413
           Out-of-pocket reimbursements                               55         174          264         399
                                                               ---------   ---------    ---------   ---------
              Total outsourcing revenue                           14,613       9,519       39,365      26,812
                                                               ---------   ---------    ---------   ---------
                  Consolidated revenue                         $  29,637   $  24,461    $  84,695   $  73,113
                                                               =========   =========    =========   =========
Gross Profit and Statement of Operations Reconciliation
              Consulting                                       $   5,125   $   4,959    $  15,493   $  15,493
              Outsourcing                                          1,851       1,288        5,005       3,081
                                                               ---------   ---------    ---------   ---------
                  Consolidated gross profit                        6,976       6,247       20,498      18,574

Unallocated
             Selling, general and administrative expenses          6,037       6,493       18,004      19,863
             Loss on sale of building                                  -           -          562           -
             Other expense, net                                      251         344          712         573
                                                               ---------   ---------    ---------   ---------
                  Subtotal                                         6,288       6,837       19,278      20,436
                                                               ---------   ---------    ---------   ---------
                  Consolidated earnings (loss) before income
                  tax benefit                                  $     688   ($    590)   $   1,220   ($  1,862)
                                                               =========   =========    =========   =========

      Our reportable segments are business units that offer and provide different services through different means. Our training, information technology, accounting and finance, facilities, sales and marketing, human resources, legal, senior management and other selling, general and administrative ("SG&A") functions are combined into the unallocated SG&A expenses.

NOTE 5 - INCOME TAXES

      Income tax benefits have not been recorded on the losses we have experienced in recent years, primarily due to the provision of a valuation allowance for all net deferred tax assets as a result of the uncertainty regarding their realization. Income tax expense is not recorded for the three and nine months ended September 30, 2004, because our valuation allowance has been decreased for the corresponding amount of tax expense that would otherwise have been recognized. As of September 30, 2004, we have net operating and capital loss carryforwards for federal income tax purposes of approximately $55.9 million, the last of which will expire in 2023 if not utilized.

NOTE 6 - LINE OF CREDIT

      In May 2004, we extended our line of credit agreement with Fifth Third Bank through May 2005. The new line of credit allows for borrowings up to $9.0 million, bears interest at 0.50% below the prime rate and is based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at September 30, 2004, we could have borrowed the full amount of $9.0 million. At September 30, 2004, $4.4 million was outstanding. The prime interest rate at September 30, 2004, was 4.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of September 30, 2004. We have letters of credit outstanding of approximately $1.9 million issued by various banks, of which, approximately $0.4 million is secured by bank deposits.

NOTE 7 - SENIOR SUBORDINATED DEBENTURES

      In June and July 2003, we entered into an Agreement (the "Purchase Agreement") whereby we agreed to issue Senior Subordinated Debentures (the "Debentures") and Warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from two investors. The unsecured Debentures mature three years from the date of their issuance (the "Issuance Date"), with an option to extend the term for one additional year at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum during the extension period. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of September 30, 2004 and December 31, 2003, $8.0 million was outstanding on the debt.

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

      In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" we allocated the proceeds received to the debt instruments and detachable warrants on a relative fair value basis. An external valuation firm completed an independent valuation of the Warrants, which resulted in $526,000 of proceeds allocated to the Warrants and "additional paid-in capital", with the remaining $7,474,000 initially allocated to debt. The $526,000 allocated to the value of the Warrants is treated as a debt discount and is being amortized to interest expense over the initial term of the debt. As of September 30, 2004 and December 31, 2003, the unamortized discount is approximately $360,000 and $448,000, respectively.

      We incurred investment banking and legal costs associated with these transactions totaling approximately $520,000. The costs are being amortized to interest expense over the initial term of the debt.

      Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. As of the most recent quarter ended September 30, 2004, the limit was approximately $23.0 million.

NOTE 8 - LONG-TERM OBLIGATIONS

      During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the nine months ended September 30, 2004, we capitalized approximately $0.5 million related to professional fees we incurred. As of September 30, 2004, we have capitalized approximately $6.7 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.2 million as of September 30, 2004. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $1.8 million of software and professional fees throughout the project as those costs are incurred. During the nine months ended September 30, 2004, we have also capitalized approximately $0.3 million of interest related to the project.

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

      A summary of the activity of the restructuring-related liabilities, included in accounts payable and other long-term liabilities is as follows (in thousands):

                               LIABILITIES AS OF     2004      2004     2004 CHANGE   LIABILITIES AS OF
                                JANUARY 1, 2004   ADDITIONS  PAYMENTS   IN ESTIMATE  SEPTEMBER 30, 2004
                               -----------------  ---------  --------   -----------  ------------------
Severance                      $               4  $       -  $     (4)  $         -  $                -
Future lease obligations                   1,464          -      (460)           51               1,055
                               -----------------  ---------  --------   -----------  ------------------
         Total                 $           1,468  $       -  $   (464)  $        51  $            1,055
                               =================  =========  ========   ===========  ==================

      The obligation is payable as follows: $155,000 throughout the remainder of 2004, $497,000 during 2005, $235,000 during 2006 and $168,000 during 2007.

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

      In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN46R"), a revision to FIN 46. FIN46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN46R or elect early adoption of FIN46R. The adoption of FIN46R had no impact on our consolidated financial statements.

      In March 2004, the FASB's Emerging Issues Task Force approved the consensus reached on Issue No. 03-1 ("EITF 03-01"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this consensus is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. Originally, the accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. In September 2004, the FASB issued two Staff Positions (FSP), FSP EITF 03-1-a and FSP EITF 03-1-1, which delayed the measurement and recognition paragraphs of the consensus for further discussion. The disclosure requirements remain effective as originally issued under EITF 03-1. We have evaluated the impact of the adoption of EITF 03-1, as written, and believe it will have no impact on our consolidated financial statements.

      On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment an Amendment of FASB Statements No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. We have not assessed the impact of the proposed statement on our consolidated financial statements.

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

      In recent years, we have expanded our outsourcing and solution sales capabilities. As healthcare and other sectors implement web-based technologies and applications, we may incur risks related to participation in such opportunities, markets and quickly evolving lines of business. Such risks can include, but are not limited to: new and unforeseen technologies superseding development of web-based applications and/or the systems integration platforms and other technologies in which we have invested; increased competition in the outsourcing business from larger and better capitalized competitors who may also enjoy better name recognition and other competitive advantages; the growth of foreign competition from markets with lower cost structures; failure by us to develop and offer new services and solutions demanded by the market; failure of our services and solutions to generate sufficient demand in the market; potential government regulation of the Internet or of other activities that affect our business; slowness of traditional healthcare clients to adopt new technologies; and increased competition for consultant talent, increasing our cost of providing services.

      We derive substantially all of our revenue from fees for professional services. We establish standard-billing guidelines based on the type and level of service offered. Actual billing rates are established on a project-by-project basis and may vary from the standard guidelines. Billings for time and materials engagements are generally contracted to be made on a bi-weekly basis to monitor client satisfaction and manage outstanding accounts receivable balances. Revenue on time and materials contracts is recognized as the services are provided. Fixed-fee projects, pre-packaged solution sales and outsourcing contracts are billed by deliverable or on a periodic basis, typically monthly. We generally recognize revenue on fixed-fee projects and pre-packaged solution sales based on progress toward project milestones. Revenue on outsourcing contracts is generally recognized ratably over annual periods within our multi-year contracts. In addition, our outsourcing contracts may have incentives based on performance metrics. Such incentive revenue is recognized once we are reasonably certain that it has been earned and will be paid. As of September 30, 2004, we have eight significant contracts to provide healthcare IT outsourcing services. We also provide help desk and call center support, which are typically billable on a per seat per month basis. On occasion, we may collect payment prior to providing services. These payments are recorded as deferred revenue and reflected as a liability on our consolidated balance sheet.

      There can be no assurance that we will be able to achieve profit margins on existing and new contracts that are consistent with our historical levels of profitability. In addition, profit margins on outsourcing and support contracts are generally lower than profit margins on traditional consulting engagements. Increased use of fixed-fee contracts subjects us to increased risks, including cost overruns. Moreover, we incur significant expense in the process of seeking, developing and negotiating large fixed-fee contracts, such as outsourcing contracts. In addition, the implementation of certain outsourcing contracts, as well as large consulting engagements, requires significant initial investment by us in the hiring of personnel and, in the case of outsourcing contracts, the acquisition of software applications and equipment to perform the contract. Such expenses are expected to be recovered over the life of the agreement. Some of our agreements call for penalties, risk-sharing, or allow for early termination in the event we fail to meet certain service levels. If we fail to meet required performance standards in our outsourcing, or other engagements, we could incur contractual penalties, or the agreements could terminate before we are able to recover the investments we made in the pursuit and initiation of the engagement. In either event, we could suffer adverse financial consequences, as well as damage to our reputation in the industry, which could adversely and materially affect our business, financial condition, results of operations and the price of our common stock.

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

      In addition, our establishment of new services and market offerings and hiring of consultants in peak hiring periods have and can from time to time adversely affect margins. Also, seasonal factors, such as vacation days, holidays and total business days in a quarter have and can affect margins. Further, our consulting segment has historically experienced seasonality especially with respect to revenue in the second half of our calendar year. This has and can result in variability in this segment's quarterly revenue. Variations in services and market offering solution sales, longer outsourcing sales cycles, uneven deployment of resources and failure to secure large engagements can also result in quarterly variability of our net cost of services as a percentage of net revenue. Our consultants are generally employed on a full-time basis and therefore we will, in the short run, incur substantially all of our employee-related costs even during periods of low utilization, as the majority of employment costs of these personnel are fixed. In addition, we have and may from time to time discontinue service offerings that have not been successful in the market. Exiting a service offering can result in lower margins, as there may not be immediate opportunities for the reassignment of personnel, or there may be costs associated with the separation of personnel from us. In addition, as we have responded to the diminishing demand for certain of our consulting services by contracting operations and reducing costs, we have and may again incur costs associated with business contractions, and may also lose the ability to recover investments made in personnel, equipment, office space and other assets associated with the service lines that are reduced or eliminated. In the event that we close office space, there can be no assurance that we will be able to sublease that space, or that sublease rents will offset our obligations under our prime lease(s). In addition, there can be no assurance that existing sublessees under our leases will not default in their rent or other obligations. Default by our sublessees, or an inability by us to sublease excess office space could have an adverse effect on our financial condition. Further, if we close office space and consolidate or relocate our operations we could experience some business disruption, as well as additional costs associated with such changes.

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

      In November 2001, the Financial Accounting Standards Board issued Staff Announcement Topic No. D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which states that reimbursements received for out-of-pocket expenses should be characterized as revenue in the income statement. We will continue to use net revenue (revenue before out-of-pocket reimbursements) and net cost of services (cost of services before out-of-pocket reimbursements) to compute percentage and margin calculations, as well as for purposes of comparing the results of operations for the three and nine months ended September 30, 2004, to the three and nine months ended September 30, 2003. We believe excluding out-of-pocket reimbursements, although a non-GAAP financial measure, provides investors a better comparison from period to period by removing the impact of fluctuations in out-of-pocket reimbursements that do not reflect on operating performance.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Net Revenue.

      Consulting. Net revenue in this segment remained consistent at $13.1 million for the three months ended September 30, 2004 as compared to net revenue of $13.2 million for the three months ended September 30, 2003.

      Outsourcing. Net revenue in this segment increased by $5.2 million, or 55.8%, to $14.6 million for the three months ended September 30, 2004, as compared to $9.4 million for the three months ended September 30, 2003. The revenue increase was primarily the result of the signing of three new full outsourcing contracts subsequent to September 30, 2003.

Net Cost of Services.

      Consulting. Net cost of services in this segment decreased by $0.3, or 3.2% to $8.0 million for the three months ended September 30, 2004, as compared to $8.3 million for the three months ended September 30, 2003. The decrease was due primarily to the redeployment of personnel to perform similar services within the outsourcing segment. Net cost of services as a percentage of net revenue for this segment was 61.0% for the three months ended September 30, 2004, as compared to 62.6% for the three months ended September 30, 2003. The decrease was primarily due to the redeployment of personnel to perform similar services within the outsourcing segment.

      Outsourcing. Net cost of services in this segment increased by $4.7 million, or 57.7%, to $12.7 million for the three months ended September 30, 2004, as compared to $8.0 million for the three months ended September 30, 2003. The increase was primarily due to the costs incurred as the result of the signing of three new outsourcing contracts subsequent to September 30, 2003. Net cost of services as a percentage of net revenue for this segment increased to 87.3% for the three months ended September 30, 2004, as compared to 86.2% for the three months ended September 30, 2003. The increase was primarily due to the costs incurred as the result of the signing of three new outsourcing contracts subsequent to September 30, 2003.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $0.5 million, or 7.0%, to $6.0 million for the three months ended September 30, 2004, as compared to $6.5 million for the three months ended September 30, 2003. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures, technology related costs and bad debt expense. Selling, general and administrative expenses as a percentage of net revenue decreased to 21.8% for the three months ended September 30, 2004, as compared to 28.7% for the three months ended September 30, 2003. The decrease was primarily attributable to: an increased revenue base, reductions in personnel and related costs, bad debt expense and increased operating efficiencies as a result of our disciplined cost controls.

      Other income and expense. Other expense was $251,000 for the three months ended September 30, 2004, as compared to $344,000 for the three months ended September 30, 2003. The change was primarily the result of lower interest expense which includes the amortization of the costs and warrant value associated with our senior subordinated debentures.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Net Revenue.

      Consulting. Net revenue in this segment decreased by $0.9 million or 2.1%, to $40.1 million for the nine months ended September 30, 2004, as compared to $41.0 million for the nine months ended September 30, 2003. The revenue decrease was primarily the result of an increase in the amount of consulting services delivered as part of our outsourcing contracts.

      Outsourcing. Net revenue in this segment increased by $12.7 million, or 48.0%, to $39.1 million for the nine months ended September 30, 2004, as compared to $26.4 million for the nine months ended September 30, 2003. The revenue increase was primarily the result of the signing of three new full outsourcing contracts subsequent to September 30, 2003.

Net Cost of Services.

      Consulting. Net cost of services in this segment decreased by $0.9 million, or 3.4% to $24.6 million for the nine months ended September 30, 2004, as compared to $25.5 million for the nine months ended September 30, 2003. The decrease was due primarily to the redeployment of personnel to perform similar services within the outsourcing segment. Net cost of services as a percentage of net revenue for this segment remained consistent at 61.3% for the nine months ended September 30, 2004, as compared to 62.2% for the nine months ended September 30, 2003.

      Outsourcing. Net cost of services in this segment increased by $10.8 million, or 46.1%, to $34.1 million for the nine months ended September 30, 2004, as compared to $23.3 million for the nine months ended September 30, 2003. The increase was primarily due to the costs incurred as the result of the signing of three new outsourcing contracts subsequent to September 30, 2003, partially offset by efficiencies gained on other contracts and at our processing centers. Net cost of services as a percentage of net revenue for this segment decreased to 87.2% for the nine months ended September 30, 2004, as compared to 88.3% for the nine months ended September 30, 2003. The decrease was primarily due to increased revenue and efficiencies gained on other contracts and at our processing centers.

      Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $1.9 million, or 9.4%, to $18.0 million for the nine months ended September 30, 2004, as compared to $19.9 million for the nine months ended September 30, 2003. The decrease was primarily attributable to reductions in: personnel and related costs, facility expenditures, technology related costs and bad debt expense. Selling, general and administrative expenses as a percentage of net revenue decreased to 22.7% for the nine months ended September 30, 2004, as compared to 29.5% for the nine months ended September 30, 2003. The decrease was primarily attributable to: an increased revenue base, reductions in personnel and related costs, bad debt expense and increased operating efficiencies as a result of our disciplined cost controls.

      Loss on sale of building. During the second quarter of 2004, we completed the sale of an office building. The net sale price was approximately $1.7 million, and we recorded a non-cash charge of $562,000 to reflect the difference between the net sale price and the net book value of the building.

      Other income and expense. Other expense was $712,000 for the nine months ended September 30, 2004, as compared to $573,000 for the nine months ended September 30, 2003. The change was primarily the result of increased interest expense incurred on our long-term obligations, including the amortization of the costs and warrant value associated with our senior subordinated debentures which were issued in September and July 2003.

LIQUIDITY AND CAPITAL RESOURCES

      In connection with our restructuring activities, we recorded restructuring charges of approximately $3.3 million during the year ended December 31, 2002. These charges consisted primarily of costs associated with the termination of a business alliance, which included the accelerated expense associated with a certain lease obligation and the write-off of leasehold improvements and capitalized software development costs. The restructuring charges also included severance costs related to our organizational restructuring and the write-off of property and equipment, partially offset by a reduction to the 2001 accrual for restructuring costs. During the year ended December 31, 2003, we recorded restructuring recoveries of approximately $193,000, which consisted primarily of a reduction to the 2002 accrual for future lease obligations, partially offset by severance costs related to our organizational restructuring. During the nine months ended September 30, 2004, we had cash outflows associated with these restructuring items of approximately $464,000, of which approximately $460,000 related to certain lease obligations, which were accrued for as of December 31, 2003, and approximately $4,000 related to severance costs, which were accrued for as of December 31, 2003. During the three months ended March 31, 2004, we sublet office space that had been previously included in our restructuring estimate. As a result of subletting the space for an amount less than our original estimate, we recorded a net expense of $51,000. The current accrued liability for additional cash outflows, related to certain lease obligations, is approximately $1.1 million and is anticipated to be payable as follows: $155,000 during the remainder of 2004, $497,000 during 2005, $235,000 during 2006 and $168,000 during 2007.

      During 2003, we entered into an unsecured financing arrangement for $8.5 million for software and professional fees related to the implementation of a new healthcare application platform for an existing outsourcing client. The agreement provides for sixty monthly payments in the amount of $170,046, including interest at an annual rate of 7.35%, commencing on February 1, 2003. During the nine months ended September 30, 2004, we capitalized approximately $0.5 million related to professional fees we incurred. As of September 30, 2004, we have capitalized approximately $6.7 million related to software and professional services we have received through that date. The liability associated with the capitalized software and professional fees is $4.2 million as of September 30, 2004. We currently anticipate the implementation project should be completed during the first half of 2005 and we will continue to capitalize the remaining $1.8 million of software and professional fees throughout the project as those costs are incurred. During the nine months ended September 30, 2004, we have also capitalized approximately $0.3 million of interest related to the project.

      In May 2004, we extended our line of credit agreement with Fifth Third Bank through May 2005. The new line of credit allows for borrowings up to $9.0 million, bears interest at 0.50% below the prime rate and is based on qualifying accounts receivable and other operating metrics. Based on the eligibility provisions and accounts receivable at September 30, 2004, we could have borrowed the entire amount of $9.0 million. At September 30, 2004, $4.4 million was outstanding. The prime interest rate at September 30, 2004, was 4.75%. The line is collateralized by accounts receivable, any deposits held by the bank, equipment and other personalty. The loan agreement contains financial covenants, including working capital and ratios concerning liquidity and debt coverage. We were in compliance with all financial covenants as of September 30, 2004. We have letters of credit outstanding of approximately $1.9 million issued by various banks, of which, approximately $0.4 million is secured by bank deposits. In addition, we have secured $16.0 million in financing for recent and future capital expenditures associated with new outsourcing contracts and for general capital requirements.

      In June and July 2003, we agreed to issue Senior Subordinated Debentures (the "Debentures") and warrants (the "Warrants") to purchase 860,800 shares of our $0.01 par value common stock (the "common stock"), in exchange for a cash investment of $8.0 million from investors pursuant to the Securities Purchase Agreement dated as of September 9, 2003, by and between us and the Purchasers thereto (the "Purchase Agreement"). The unsecured Debentures have an initial maturity date of September 9, 2006, with an option to extend the term for one additional year to September 9, 2007, at our sole option, subject to certain conditions. Pursuant to the terms of the Debentures, we are required to make quarterly interest payments at the rate of (i) 7.2% per annum commencing on July 1, 2003, until repayment in full, and (ii) if we elect to extend the maturity date, 12% per annum from September 9, 2006 through September 9, 2007. We are entitled, at any time, to make up to three partial prepayments of the Debentures in the amount of at least 33% of the total initial indebtedness, which if the Debentures are pre-paid in full, would result in a reduction to the number of outstanding Warrants as provided for in the Warrant Agreement. As of September 30, 2004, $8.0 million was outstanding on the debt.

      Under the Purchase Agreement, we agreed not to incur additional indebtedness while the Debentures remain outstanding except for (a) capital leases, purchase money indebtedness, mortgage debt, performance bonds and similar instruments in the ordinary course of business, and (b) other indebtedness for borrowed money not to exceed the greater of $8.0 million or ten times EBITDA for the most recent quarter. As of the most recent quarter ended September 30, 2004, the limit was approximately $23.0 million. Depending upon the circumstances, these restrictions may make it difficult for us to make acquisitions or grow our business and may restrict our access to needed capital.

      Our Board of Directors approved the repurchase of up to 650,000 shares of our common stock. As of September 30, 2004, we have repurchased approximately 469,000 shares of our common stock for approximately $3.8 million. During the three months ended March 31, 2004, we repurchased approximately 41,000 shares of our common stock from an officer for approximately $179,000.

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

      If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, or if we do not obtain other expected credit agreements, or if an event of default occurs under our current and/or anticipated credit agreements with our lenders and we are required to repay all outstanding indebtedness under the credit agreements, we may need to seek additional sources of funding, such as selling additional equity or debt securities or obtaining additional lines of credit. We could also, in such event, face the need to delay or reduce the development of services or the pursuit of contracts that would require significant investment to complete. We could also face the need to reduce staffing levels and related expenses or potentially to liquidate certain assets.

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

      At September 30, 2004, we had cash and cash equivalents of $12.1 million and working capital of $9.2 million, as compared with cash and cash equivalents of $12.7 million and working capital of $11.1 million at December 31, 2003.

      Our net cash provided by operations increased to $5.1 million for the nine months ended September 30, 2004, compared with $1.4 million for the nine months ended September 30, 2003. The increase in net cash provided by operations was due to our improved operating results partially offset by changes in our operating assets and liabilities, during the nine months ended September 30, 2004, as compared to nine months ended September 30, 2003.

      Net cash of $6.6 million used in investing activities during the nine months ended September 30, 2004, consists of additions to property, equipment and software, which primarily relate to our full service outsourcing contracts; partially offset by proceeds of $1.7 million from the sale of a building.

      Net cash of $1.0 million was provided by financing activities during the nine months ended September 30, 2004, was primarily the result of proceeds from our line of credit and cash received from stock option exercises; offset by payments on our long-term obligations.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 27, 2004, we held our annual meeting of stockholders, at which our stockholders voted in favor of the election of Reginald M. Ballantyne III and John L. Silverman to our Board of Directors. Messrs. Ballantyne and Silverman were each elected to serve a three-year term expiring at our 2007 Annual Meeting. In the election of Mr. Ballantyne, 9,181,052 votes were cast in favor and 0 votes were cast against. In addition, there were 177,508 abstentions and 0 broker non-voters. In the election of Mr. Silverman, 9,088,003 votes were cast in favor and 0 votes were cast against. In addition, there were 270,557 abstentions and 0 broker non-voters. The remaining directors whose terms continue until 2005 include Richard D. Helppie, Jr., Richard P. Saslow and Ronald V. Aprahamian. The remaining directors whose terms continue until 2006 include Charles O. Bracken, Douglas S. Peters and Satish K. Tyagi.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      On July 30, 2004, we furnished a Current Report on Form 8-K, dated July 29, 2004, under Item 2.02, "Results of Operations and Financial Condition" and Item 9.01, "Financial Statements and Exhibits," attaching our July 29, 2004, press release announcing our financial results for the fiscal quarter ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Superior Consultant Holdings Corporation

Date: November 15, 2004           /s/ Richard D. Helppie, Jr.
                                  ---------------------------------------
                                  Richard D. Helppie, Jr.
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date: November 15, 2004           /s/ Richard R. Sorensen
                                  -------------------------------------
                                  Richard R. Sorensen
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO  DESCRIPTION

31.1 Certification by our Chief Executive Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by our Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications by our Chief Executive Officer and Chief Financial Officer with respect to our Form 10-Q for the quarterly period ended September 30, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.